Form 10-Q
period 1995-03-31
MOTO PHOTO INC
filed 1995-05-15
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended           March 31, 1995

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from _____________________________ to
______________________________

                   Commission file number         0-11927

                                Moto Photo Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                       31-1080650

(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or organization)

                      4444 Lake Center Dr. Dayton, OH  45426

             (Address of principal executive offices with Zip Code)

                                 (513) 854-6686

              (Registrant's telephone number, including area code)

                                    No Change

              (Former name, former address, and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

                    APPLICABLE ONLY TO ISSUERS IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
As of May 8, 1995:     7,782,640 - Voting Common,   0 - Non - Voting Common



Moto Photo, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
                                               March 31,    December 31,
                                                  1995          1994
ASSETS
Current Assets
Cash                                         $    343,993  $   2,269,722
Accounts receivable, less allowances of
$583,000 in 1995 and 1994                       4,896,373      4,597,575
Notes receivable, less allowances of
$60,000 in 1995 and 1994                          197,785        189,540
Inventory                                       1,655,692      1,985,002
Deferred tax assets                               663,000        663,000
Prepaid expenses                                  279,070        295,773
TOTAL CURRENT ASSETS                            8,035,913     10,000,612

PROPERTY AND EQUIPMENT                          3,151,248      3,268,659

OTHER ASSETS
Notes receivable, less allowances of
$509,000 in 1995 and 1994                       1,061,695      1,061,695

Cost of franchises and contracts acquired         337,249        351,814
Goodwill                                       10,410,655     10,491,925
Deferred tax assets                               419,000        419,000
Other assets                                    1,001,705        974,821

TOTAL ASSETS                                 $ 24,417,465  $  26,568,526




Moto Photo, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Continued)
                                                 March 31,     December 31,
                                                    1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit                                $      500,000  $         -0-
Accounts payable                                   7,243,376      7,718,736
Accrued payroll and benefits                         692,822        800,934
Accrued expenses                                     292,306        639,304
Current portion of long-term obligations             894,538        788,681
Other                                                374,822        304,878
TOTAL CURRENT LIABILITIES                          9,997,864     10,252,533

LONG-TERM OBLIGATIONS
Long-term debt                                     6,517,329      6,629,834
Capitalized leases                                   600,816        659,008

DEFERRED REVENUE                                     117,556        117,556

STOCKHOLDERS' EQUITY
Preferred Stock $.01 par value, 2,000,000
shares authorized:
 $1.20 cumulative non-voting convertible
  shares, 417,500 shares issued and
  outstanding with preferences aggregating
  $3,548,750                                             -0-          4,175
 Series E cumulative non-voting preferred
  shares,  370,000 shares issued and
  outstanding with preferences aggregating
  $3,700,000                                             -0-          3,700
 Series F cumulative non-voting preferred
  shares,  630,000 shares issued and
  outstanding with preferences aggregating
  $6,300,000                                             -0-          6,300
 Series G Cumulative non-voting preferred
  shares 1,000,000 shares issued and
  outstanding with preferences aggregating
  $10,000,000                                         10,000            -0-
 Voting Common Stock $.01 par value;
  30,000,000 shares authorized; issued and
  outstanding  -- 7,782,640 in 1995 and
  5,695,140 in 1994                                   77,826         56,951
Paid-in capital                                    7,110,010      8,050,613
Retained earnings subsequent to June 30,
1991 after elimination of a deficit of
($12,823,266)                                       (13,936)        787,856
TOTAL STOCKHOLDERS' EQUITY                         7,183,900      8,909,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    24,417,465  $  26,568,526





Moto Photo, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                            Three       Three
                                                           Months       Months
                                                            Ended       Ended
                                                          March 31,   March 31,
                                                            1995         1994
REVENUES
Company store sales                                    $  4,112,203  $ 4,081,234
Merchandise sales                                         2,941,702    2,601,556
Royalties                                                   891,263      771,553
Franchise fees                                              312,213       99,509
Investment income                                            18,951       37,311
Other income                                                 69,120       67,901
                                                          8,345,452    7,659,064

EXPENSES
Company store cost of sales and operating expenses        3,877,421    3,600,233
Merchandise cost of sales and operating expenses          2,436,677    2,245,847
Selling, general, and administrative costs                1,902,074    1,592,653
Advertising                                                 401,559      362,012
Depreciation and amortization                               363,872      337,065
Interest expense                                             77,817       49,210
                                                          9,059,420    8,187,020

INCOME (LOSS) BEFORE INCOME TAXES                          (713,968)    (527,956)
Income tax benefit (expense)                                321,000      218,000
NET INCOME (LOSS)                                          (392,968)    (309,956)
Preferred Stock Dividend Requirements                       (87,824)    (276,944)
Adjustment to Income Applicable to Common Stock(Note3)      673,219          -0-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK           $    192,427  $  (586,900)

NET INCOME (LOSS) PER COMMON SHARE                     $        .03  $     (0.10)

AVERAGE SHARES OUTSTANDING                                7,388,334    5,636,377



Moto Photo Inc. And Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                             Three          Three
                                                            Months         Months
                                                             Ended          Ended
                                                           March 31,      March 31,
                                                             1995           1994
OPERATING ACTIVITIES
Net income (loss)                                       $   (392,968)  $   (309,956)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Provision for Income Tax                                    (321,000)      (218,000)
Depreciation and amortization                                363,872        337,065
Provision for losses on inventory and receivables             62,088         72,088
Provision for gain on disposition of assets                   (3,000)            -0-
Increase (decrease) resulting from changes in:
   Accounts receivable                                      (381,549)       442,059
   Inventory and prepaid expenses                            277,692        (82,108)
   Other assets                                              (34,429)        13,417
   Accounts payable and accrued expenses                    (930,470)    (1,558,443)
   Deferred revenues and other liabilities                    69,944        (90,875)
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                (1,289,820)    (1,394,753)

INVESTING ACTIVITIES
Purchase of equipment and leaseholds                        (143,081)      (133,409)
Proceeds from sale of assets                                   3,000            -0-
Payments received on notes receivable                         22,675         44,072
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                                  (117,406)       (89,337)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and borrowings        700,000      1,300,000
Principal payments on revolving line of credit,
long-term debt and capital lease obligations                (264,840)      (567,229)
Proceeds from stock option exercise                              -0-         53,375
Payments of preferred dividends                             (100,000)           -0-
Payments related to redemption of preferred stock           (853,663)           -0-
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                  (518,503)       786,146

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,925,729)      (697,944)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                     2,269,722      1,321,779

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    343,993   $    623,835




                                MOTO PHOTO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   "UNAUDITED"


1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the periods covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1994.

  The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e., April 1 vs. March 31 for the first quarter 1995), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

2.The first three months of the year are seasonally slower and do not represent 25% of the year.

3.In January 1995, the Company redeemed the $1.20 Cumulative Convertible
  Preferred shares in exchange for $2 and five Common shares per share of Preferred. This redemption resulted in the issuance of 2,087,500 shares of Common stock and a one time positive adjustment to Income Applicable to Common Stock of $673,219. The one time positive adjustment reflects the difference between the market value of the Common stock and cash issued versus the aggregate liquidation value and dividend arrearage of the $1.20 Preferred shares.

4.In January 1995, the Company redeemed the Series E and Series F Cumulative
  Preferred shares in exchange for Series G Cumulative Preferred shares.

5.During the first quarter 1995, $100,000 of dividends were paid on the Series G Preferred shares. Of this amount $12,176 was for previously reported and accreted dividends.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1995 VS 1994

The Company reported a net loss of $392,968, and earnings per common share of $.03 for the first quarter 1995, compared to a net loss of $309,956, and a loss per common share of $.10 for the first quarter 1994. Per share calculations are made after provision for dividends on the Series G Preferred share for 1995, and on the $1.20 Cumulative Convertible Preferred shares, the Series E and Series F Preferred shares for 1994.

Sales from Company stores were up 1% for the first quarter 1995 compared to the same period a year ago due to sales from five new Company stores exceeding the sales lost from two closed stores which operated as Company stores in the first quarter 1994.

Merchandise sales increased $340,000, or 13%, for the first quarter 1995 compared to the first quarter 1994, primarily as a result of an increased number of franchise stores in operation to 365 as of March 31, 1995 compared to 337 at March 31, 1994.

Royalty revenues increased $120,000, or 16%, for the first quarter 1995 compared to the first quarter 1994, as a result of increased franchise stores in addition to increases in franchise store sales which are up approximately 9% on a comparable store basis.

Franchise fees increased $212,000, or 200%, for the first quarter 1995 compared to the first quarter 1994, as a result of increased franchise store openings from three in the first quarter 1994 to six in the first quarter 1995.

Company store cost of sales and operating expenses rose $277,000, or 8%, for the first quarter 1995 compared to the first quarter 1994. This increase was primarily due to increased paper costs in addition to increasing labor and fixed costs from additional stores.

Merchandise cost of sales and operating expenses increased $191,000, or 8%, for the first quarter 1995 compared to the first quarter 1994 following increased merchandise sales offset by a favorable resolution of a $100,000 purchase allowance.

Selling, general, and administrative costs rose $309,000, or 19%, for the first quarter 1995 compared to the first quarter 1994. This increase was primarily due to increased development costs incurred to increase sales and openings of new franchise stores. The Company expects a significant increase in new franchise store openings for the remainder of 1995. As new franchise stores open, the Company will recognize additional Franchise Fees, Royalties, and Merchandise Sales.

Interest expense is up $29,000 compared to the same period a year ago primarily due to increased interest rates.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The seasonal nature of the business results in less cash being generated from operations in the first quarter as compared to other quarters.

Extended terms from major suppliers and reduced inventory levels, offset by increased receivables from a greater number of franchisees, primarily accounted for the reduction to cash used in operating activities.

Cash used in financing activities increased $1,300,000 as a result of payments related to the redemption of the Preferred stock, payment of Preferred dividends and lower net borrowings from the revolving line of credit.

The Company renewed and increased the revolving line of credit in April 1995. The renewed line provides for $1,500,000 in available borrowings through April 30, 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On February 24, 1995, an amended counterclaim was filed by the defendant in Moto Photo, Inc. v. James Monsour, United States District Court for the Eastern Division of Missouri, Case No. 94CV1549 CAS. This lawsuit was reported in the Company's Form 10-Q dated November 10, 1994 and in its Form !0-K dated March 29, 1995. The Company originally filed this lawsuit against defendant, an individual who purportedly purchased a One Hour MotoPhoto store and franchise from a corporation which, at the time of the purported sale, was also an Area Developer for the Company. The Company alleges that the defendant is using the Company's trademarks and service marks without license and alleges violation of the Federal Trademark Act, and violation of the Missouri Revised Statutes for injury to the Company's business reputation and dilution of the Company's trademark rights. The Company seeks an injunction against continued use of the marks, damages (trebled) equivalent to 6.5% of the defendant's gross sales during the period he has been using the marks, costs of suit, and attorneys' fees. The Company's motion for a preliminary injunction was denied but the defendant has ceased using the Company's marks. The amended counterclaim added the Area Developer and its principals as defendants and alleges against the Company, primarily on the basis of the alleged acts of the Area Developer, negligent misrepresentation, fraudulent misrepresentation and fraud, negligence, breach of the federal franchise laws, tortuous interference with contract, and breach of the Missouri Franchise Act. The defendant seeks actual damages of $232,886.55, punitive damages of at least $500,000, costs of suit, and attorneys' fees. The Company denies all of the allegations and will defend against the counterclaim vigorously.

     On May 2, 1995, plaintiff Taylor Photo filed a lawsuit against the Company, captioned TSL Imaging, Inc. dba Taylor Photo v. Ameritech Publishing and Moto Photo, Court of Common Please, Lucas County, Ohio, Case No. 95-1181. The plaintiff had previously dismissed voluntarily a similar lawsuit filed in 1994. In 1987, the Company bought several stores (along with various assets including the telephone numbers for the stores) from the plaintiff. In 1992, the plaintiff began doing business again under the name Taylor Photo. The telephone directory company, Ameritech Publishing, erroneously inserted a Yellow Pages listing under the name Taylor Photo--One Hour Photo which lists the address and phone number of one of the Company's stores. The plaintiff alleges negligence, breach of contract, and deceptive trade practices against Ameritech. The plaintiff alleges against the Company deceptive trade practices, conversion in connection with the telephone directory ad, and deceptive trade practices and intentional interference with the plaintiff's business in connection with certain alleged couponing and advertising activities by the Company near the Taylor Photo store. The plaintiff seeks injunctive relief, compensatory damages in the amount of $250,000 on each of four causes of action, and punitive damages in the amount of $350,000 on each of two causes of action. The Company denies all of the allegations and will defend against the lawsuit vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

     a) On January 17, 1995, the Company held a special meeting of shareholders.

     b) At the meeting, the holders of $1.20 Cumulative Convertible Preferred Stock ("$1.20 Preferred Stock") and of Voting Common Stock voted on the Company's proposal to redeem the outstanding shares of $1.20 Preferred Stock for five shares of Voting Common Stock and a $2 cash payment per share of $1.20 Preferred Stock. The vote on the proposal was as follows:

                              Shares         Shares
                              Voting         Voting         Shares
                              For            Against        Abstaining

$1.20 Preferred Stock         313,883        5,884          1,725

Common Stock                  3,907,402      23,600         11,727


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOTO PHOTO, INC.
                              /s/ David A. Mason
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer

Date:          May 15, 1995

Copies of the following documents are filed as exhibits to this report:

No.       Description

10        Amendment to Amended and Restated Secured Credit
          Agreement, dated April 25th, 1995, by and between Moto Photo, Inc. and Bank One, Dayton, N.A.

11        Statement - Computation of Per Share Earnings

27        Financial Data Schedule