Form 10-Q/A
MOTO PHOTO INC
filed 1995-05-23
CIK 704508

FORM 10-Q
                                  AMENDMENT #1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended           March 31, 1995

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from                               to
                                    -----------------------------
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

                                Yes      No
                                   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock: