Form 10-Q/A
MOTO PHOTO INC
filed 1995-05-23
CIK 704508

FORM 10-Q
                                  AMENDMENT #2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549
(Mark One)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of May 8, 1995: 7,782,640 - Voting Common
                                          0 - NonVoting Common