Form 10-Q
period 1995-06-30
MOTO PHOTO INC
filed 1995-08-16
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 1995

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 133 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
      As of August 4, 1995: 7,785,973 - Voting Common,  0 - Non-Voting Common




Moto Photo, Inc. And Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                            Three Months     Three Months     Six Months     Six Months
                               Ended            Ended            Ended          Ended
                            June 30,1995     June 30,1994     June 30,1995   June 30,1994


REVENUES
   Company store sales    $   5,197,738      $   5,134,422    $   9,309,941  $   9,215,656
   Merchandise sales          4,015,935          3,465,642        6,957,637      6,067,198
   Royalties                  1,066,311            861,867        1,957,574      1,633,420
   Franchise fees               345,946            362,155          658,159        461,664
   Investment income             50,380             25,083           69,331         62,394
   Other income                  88,388             25,079          157,508        121,469
                             10,764,698          9,874,248       19,110,150     17,561,801



EXPENSES
   Company store cost of      4,238,162          4,046,232        8,115,583      7,646,465
    sales and  operating
    expenses
   Merchandise cost of sales  3,423,658          2,955,478        5,860,335      5,201,325
    and operating expenses
   Selling, general, and      2,092,791          1,807,192        3,994,865      3,428,335
    administrative expenses
   Advertising                  391,730            434,113          793,289        796,125
   Depreciation and
    amortization                365,046            349,665          728,918        686,730
   Interest expense              96,652             83,850          174,469        133,061

                             10,608,039          9,676,530       19,667,459     17,892,041

INCOME (LOSS) BEFORE INCOME     156,659            197,718         (557,309)      (330,240)
TAXES
   Income tax (expense)
    benefit                     (98,000)           (83,000)         223,000        135,000

NET INCOME (LOSS)                58,659            114,718         (334,309)      (195,240)

   Adjustment to Income App.
    to Common Stock (Note 3)          0                  0          673,219              0
   Preferred Stock Dividend
    Requirements                (73,349)          (279,082)        (161,173)      (556,026)

NET INCOME (LOSS) APPLIED TO
COMMON STOCK              $     (14,690)     $    (164,364)   $     177,737  $    (751,266)


NET INCOME (LOSS) PER COMMON
SHARE                     $        (.00)     $       (0.03)   $         .02  $       (0.13)


AVERAGE SHARES OUTSTANDING    7,783,263          5,663,340        7,586,890      5,649,933




Moto Photo, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                June 30,    December 31,
                                  1995        1994

ASSETS
Current Assets
   Cash                       $    99,913  $  2,269,722

   Accounts receivable,
   less allowances of
   $583,000 in 1995 and 1994    5,601,055     4,597,575

   Notes receivable, less
   allowances of $60,000
   in 1995 and 1994               390,359       189,540

   Inventory                    1,537,472     1,985,002
   Deferred tax assets            663,000       663,000
   Prepaid expenses               768,826       295,773

TOTAL CURRENT ASSETS            9,060,625    10,000,612

PROPERTY AND EQUIPMENT          3,307,715     3,268,659

OTHER ASSETS
   Notes receivable,
   less allowances of $509,000
   in 1995 and 1994             1,061,695     1,061,695
   Cost of franchises and
   contracts acquired             320,985       351,814
   Goodwill                    10,329,385    10,491,925
   Deferred tax assets            419,000       419,000
   Other assets                   966,575       974,821

TOTAL ASSETS                  $25,465,980   $26,568,526






Moto Photo, Inc. And Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Continued)

                                 June 30,       December 31,
                                   1995           1994


LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
   Line of credit              $    600,000    $          0
   Accounts payable               7,476,146       7,718,736
   Accrued payroll and              665,881         800,934
   benefits
   Accrued expenses                 344,681         639,304
   Current portion of             1,041,933         788,681
   long-term obligations
   Other                            480,788         304,878

TOTAL CURRENT LIABILITIES        10,609,429      10,252,533

LONG-TERM OBLIGATIONS
   Long-term debt                 6,725,758       6,629,834
   Capitalized leases               545,304         659,008

DEFERRED REVENUE                    117,556         117,556

STOCKHOLDERS' EQUITY
   Preferred Stock $.01
   par value, 2,000,000
   shares authorized:
   $1.20 cumulative
    non-voting convertible
    shares, 417,500
    shares issued and
    outstanding with
    preferences aggregating
    $3,548,750                            0           4,175
   Series E cumulative
    non-voting preferred
    shares, 370,000
    shares issued and
    outstanding with
    preferences aggregating
    $3,700,000                            0           3,700
   Series F cumulative
    non-voting preferred
    shares, 630,000
    shares issued and
    outstanding with
    preferences aggregating
    $6,300,000                            0           6,300
   Series G Cumulative non-
    voting preferred
    shares 1,000,000
    shares issued and
    outstanding with
    preferences aggregating
    $10,000,000                      10,000               0
Voting Common Stock $.01
par value:
    30,000,000 shares
    authorized; issued and
    outstanding --
    7,785,973 in 1995 and
    5,695,140 in 1994                77,860          56,951
Paid-in capital                   7,087,700       8,050,613
Retained earnings
 subsequent to June 30,
 1991 after elimination of          292,373         787,856
 a deficit of $12,823,266

TOTAL STOCKHOLDERS' EQUITY        7,467,933       8,909,595

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $ 25,465,980    $ 26,568,526







Moto Photo, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

                                        Six            Six
                                       Months         Months
                                       Ended          Ended
                                      June 30,       June 30,
                                        1995           1994

OPERATING ACTIVITIES
Net income (loss)                  $  (334,309)  $  (195,240)
  Adjustments to reconcile net
  (loss) to net cash provided
  by operating activities:
   Provision for Income Tax           (135,000)     (223,000)
   Depreciation and amortization       728,918       686,730
   Provision for losses on
    inventory and receivables          147,316       123,754
   Provision for (gain) or loss
    on disposition of stores
    and assets                          29,980       (67,900)
   Notes Receivable increase as
    result of refranchising and
    franchise sales                          0       (40,248)
  Increase (Decrease) resulting from
  changes in:
   Accounts receivable              (1,384,668)     (745,551)
   Inventory and prepaid expenses      120,022       (88,405)
   Other assets                        (10,494)        1,260
   Accounts payable and accrued
    expenses                          (742,266)     (912,254)
   Deferred revenues and other
    liabilities                        175,910       142,219

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                (1,492,591)   (1,230,635)


INVESTING ACTIVITIES
   Purchase of equipment and
    leaseholds                        (541,715)     (461,196)
   Proceeds from sale of stores
    and assets                           4,220        64,500
   Payments received on notes
    receivable                          74,094        90,483

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                  (463,401)     (306,213)


FINANCING ACTIVITIES
   Proceeds from revolving line of
    credit and borrowings            2,282,592     2,348,230
   Principal payments on revolving
    line of credit, long-term debt
    and capital lease obligations   (1,447,120)   (1,826,699)
   Proceeds from stock option
    exercise                             4,375        53,375
   Payments of preferred dividends    (200,000)            0
   Payments related to redemption
    of preferred stock                (853,664)            0

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                  (213,817)      574,906


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                (2,169,809)     (961,942)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                  2,269,722     1,321,779

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                      $    99,913   $   359,837



                                MOTO PHOTO, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                 ``UNAUDITED''




1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the periods covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1994.

  The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e., July 1 vs. June 30 for the second quarter 1995), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

2.The first six months of the year are seasonally slower and do not represent
  50% of the year.

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

4.In January 1995, the Company redeemed the Series E and Series F Cumulative
  Preferred shares in exchange for Series G Cumulative Preferred shares.

5.During the first half of 1995, $200,000 of dividends were paid on the Series
  G Preferred shares. Of this amount $38,827 was for previously reported and accreted dividends.

6.Certain amounts have been reclassified in the 1994 financial statements to conform with the 1995 presentation.







                       Management Discussion and Analysis
                             of Financial Condition
                           and Results of Operations


Results of Operation 1995 Vs 1994

For the quarter ended June 30, 1995, the Company recorded net income of $58,659, or $.00 per common share compared to net income of $114,718 and a loss per common of $.03 for the same period a year ago. For the six months ended June 30, 1995 the Company recorded a loss of $334,309, and earnings per common share of $.02 compared to a loss of $195,240 and a loss per common share of $.13 for the same period a year ago. Per share calculations are made after provision for dividends on the Series G Preferred shares for 1995, and on the $1.20 Cumulative Convertible Preferred shares, the Series E and the Series F Preferred shares for 1994.

Sales from Company stores were up 1% for the quarter and on a year-to-date basis as of June 30, 1995 compared to the same period a year ago. Sales from new Company stores have exceeded the sales lost from closed stores which operated as Company stores in 1994. Company store sales on a comparable store basis were down 2% for the first six months of 1995 compared to the same period a year ago.

Merchandise sales increased $550,000, or 16% for the quarter ended June 30, 1995 compared to the same period a year ago. On a year-to-date basis Merchandise sales are up $890,000, or 15%. This increase is primarily due to an increased number of franchise stores in operation to 366 as of June 30, 1995 compared to 343 at June 30, 1994 in addition to increases in comparable franchise store sales of approximately 9%.

Royalty revenue increased $204,000, or 24% for the quarter and $324,000, or 20%, for the first six months of 1995 compared to the same period a year ago.
Royalty revenue increases are the result of additional franchise stores in operation and increases in comparable franchise store sales.

Franchise fees were down $16,000 for the quarter, but, increased $196,000, or 43%, for the six months ended June 30, 1995 compared to the same period a year ago. New franchise store openings increased to 13 for the first six months of 1995 compared to 5 in the first six months of 1994.

Other income increased $63,000, or 252% for the quarter and $36,000, or 30% for the six months ended June 30, 1995. Other income includes sales to franchisees for telemarketing services which are steadily expanding as a marketing method for portrait appointments. I994 other income includes $67,901 from a first quarter sale of the Company's investment in a joint venture .

Company store cost of sales and operating expenses rose $192,000, or 5% for the quarter and $469,000, or 6%, for the first six months ended June 30, 1995 compared to the same period a year ago. This increase was primarily due to increased paper costs and increasing labor and fixed costs from additional stores.

Merchandise cost of sales and operating expenses were up $468,000, or 16% for the quarter and $659,000, or 13%, for the first six months of 1995 compared to the same period a year ago. Margins on merchandise sales have been adversely impacted by increased paper costs which the Company has not been able to fully pass on to its franchisees. The Company anticipates this problem to be corrected in early 1996 when a new production facility from its strategic supplier is operational.

Selling, general, and administrative costs rose $286,000, or 16% for the quarter and $567,000, or 17%, for the first six months of 1995 compared to the same period a year ago. The Company incurred one time costs in the second quarter 1995 associated with the physical move and conversion of its telemarketing center to an automated operation. In addition, the Company continues to increase development efforts for sales and openings of new franchise stores.
The Company expects to increase new franchise store openings for the remainder of 1995. As new franchise stores open, the Company will recognize additional franchise fees, royalties, and merchandise sales.

Interest expense is up $41,000 as of June 30, 1995 compared to the same period a year ago primarily due to increased interest rates and increased borrowings.

The tax rate for the year has been adjusted to 40% due to a tax recovery of previously amortized goodwill. This had the impact of increasing the expense rate for the quarter to adjust for the higher first quarter recoverable rate.



                       Management Discussion and Analysis
                             of Financial Condition
                           and Results of Operations




Liquidity and Capital Resources


The seasonal nature of the business results in less cash being generated from operations in the first half of the year.

Increasing receivables from a greater number of franchisees and larger franchisee purchases of merchandise, somewhat offset by extended terms from major suppliers and reduced inventory levels, primarily accounted for the increase in cash used in operating activities.

Cash used in financing activities increased $789,000 primarily as a result of payments related to the redemption of the Preferred stock and payment of Preferred dividends.

On June 7, 1995, the Company obtained a $1,450,000 term loan to finance equipment additions. As of June 30, 1995, the Company had borrowed $383,000 of the $1,450,000 available.



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     a)   On June 28, 1995, the Company held its annual meeting of shareholders.


     c) At the meeting, shareholders voted on the proposed amendment to the Company's 1992 Performance and Equity Incentive Plan (the "Plan") to increase the total number of shares authorized for issuance pursuant to the Plan from 500,000 shares to 1,250,000 shares. The vote on the proposed amendment was as follows:


          Shares For               4,456,422
          Shares Against             238,592
          Shares Abstained            65,360
          Total                    4,760,374


     In addition, the shareholders voted on the election of the following directors. The voting tabulation for each director is set next to his name.

                             Votes For           Votes Withheld

Michael F. Adler              6,778,151           52,724
Frank W. Benson               6,781,496           49,379
Leslie Charm                  6,780,146           50,729
Dexter B. Dawes               6,780,896           49,979
Harry D. Loyle                6,782,396           48,479
David A. Mason                6,780,821           50,054
Jacob A. Myers                6,779,371           51,504
Douglas M. Thomsen            6,782,796           48,079


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MOTO PHOTO, INC.


                              By: /S/ David A. Mason
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer

Date:          August 14, 1995



     Copies of the following documents are filed as exhibits to this report:


No.       Description

10.1      Third Amendment to Term Loan Agreement,
          dated April 25, 1995, by and between
          Moto Photo, Inc. and  Bank One, Dayton, N.A.

10.2      Term Promissory Note dated June 7, 1995
          by and between Moto Photo, Inc. and
          The Provident Bank

10.3      1992 Moto Photo Performance and Equity Incentive
          Plan, as Amended (Incorporated by Reference to Exhibit 4.1 to Form S-8 Registration Statement, Registration No.
          33-59673)

11        Statement Re:  Computation of Per Share
          Amounts