Form 10-Q/A
period 1995-06-30
MOTO PHOTO INC
filed 1995-09-06
CIK 704508

AMENDMENT #1
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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







Moto Photo, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

                                        Six            Six
                                       Months         Months
                                       Ended          Ended
                                      June 30,       June 30,
                                        1995           1994

OPERATING ACTIVITIES
Net income (loss)                  $  (334,309)  $  (195,240)
  Adjustments to reconcile net
  (loss) to net cash provided
  by operating activities:
   Provision for Income Tax           (223,000)     (135,000)
   Depreciation and amortization       728,918       686,730
   Provision for losses on
    inventory and receivables          147,316       123,754
   Provision for (gain) or loss
    on disposition of stores
    and assets                          29,980       (67,900)
   Notes Receivable increase as
    result of refranchising and
    franchise sales                          0       (40,248)
  Increase (Decrease) resulting from
  changes in:
   Accounts receivable              (1,384,668)     (745,551)
   Inventory and prepaid expenses      120,022       (88,405)
   Other assets                        (10,494)        1,260
   Accounts payable and accrued
    expenses                          (742,266)     (912,254)
   Deferred revenues and other
    liabilities                        175,910       142,219

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                (1,492,591)   (1,230,635)


INVESTING ACTIVITIES
   Purchase of equipment and
    leaseholds                        (541,715)     (461,196)
   Proceeds from sale of stores
    and assets                           4,220        64,500
   Payments received on notes
    receivable                          74,094        90,483

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                  (463,401)     (306,213)


FINANCING ACTIVITIES
   Proceeds from revolving line of
    credit and borrowings            2,282,592     2,348,230
   Principal payments on revolving
    line of credit, long-term debt
    and capital lease obligations   (1,447,120)   (1,826,699)
   Proceeds from stock option
    exercise                             4,375        53,375
   Payments of preferred dividends    (200,000)            0
   Payments related to redemption
    of preferred stock                (853,664)            0

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                  (213,817)      574,906


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                (2,169,809)     (961,942)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                  2,269,722     1,321,779

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                      $    99,913   $   359,837



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