Form 10-Q
period 1995-09-30
MOTO PHOTO INC
filed 1995-11-13
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1995

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

                               Yes       No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of November 3, 1995: 7,785,973 - Voting Common, 0 - Non - Voting Common




Moto Photo, Inc. And
Subsidiaries
Consolidated Statements of
Operations
(Unaudited)

                            Three       Three         Nine          Nine
                           Months      Months       Months        Months
                           Ended       Ended         Ended         Ended
                           Sep 30,     Sep 30,       Sep 30,       Sep 30,
                            1995        1994         1995          1994
REVENUES
   Company store sales     $5,180,741   $5,384,96  $ 14,490,682   $14,600,562
   Merchandise sales        4,095,436   3,990,384    11,053,073    10,057,582
   Royalties                1,178,695     946,709     3,136,269     2,580,129
   Franchise fees             554,332     844,287     1,212,491     1,305,951
   Investment income           49,797      26,053       119,128        88,447
   Gain on Sale of Stores      41,266           0        41,266             0
   Other income               189,158      98,927       346,666       220,396

                           11,289,425  11,291,266    30,399,575    28,853,067



EXPENSES
   Company store cost of    4,318,583   4,370,859    12,434,166    12,017,324
sales and  operating expenses
   Merchandise cost of sales3,686,042   3,406,400     9,546,377     8,607,725
and operating expenses
   Selling, general, and    2,037,299   1,949,420     6,032,164     5,377,755
administrative expenses
   Advertising                421,300     429,906     1,214,589     1,226,031
   Depreciation and           422,806     379,545     1,151,724     1,066,275
amortization
   Interest expense           102,150      97,160       276,619       230,221

                           10,988,180  10,633,29     30,655,639    28,525,331



INCOME (LOSS) BEFORE INCOME   301,245     657,976     (256,064)       327,736
TAXES
   Income tax (expense)      (121,000)   (249,000)       102,000     (114,000)
benefit

NET INCOME (LOSS)             180,245     408,976     (154,064)       213,736
   Adjustment to Income App.       0           0       673,219             0
to Common Stock (Note 3)
   Preferred Stock Dividend   (73,177)   (281,250)     (234,350)     (837,276)
Requirements


NET INCOME (LOSS) APPLIED TO
COMMON STOCK              $   107,068  $  127,726    $  284,805    $ (623,540)



NET INCOME (LOSS) PER COMMON
SHARE                     $       .01  $      .02    $      .04   $     (.11)

AVERAGE SHARES OUTSTANDING  7,785,973   5,663,340     7,653,980     5,654,451





















Moto Photo, Inc. And
Subsidiaries
Consolidated Balance
Sheets
(Unaudited)

                             September30,    December 31,
                                1995             1994
ASSETS
Current Assets
   Cash                      $  822,979     $2,269,722
   Accounts receivable,
less allowances of
       $583,000 in 1995       5,516,135      4,597,575
and 1994
   Notes receivable, less
allowances of $60,000
       in 1995 and 1994         194,280        189,540
   Inventory                  1,561,210      1,985,002
   Deferred tax assets          663,000        663,000
   Prepaid expenses             661,735        295,773

TOTAL CURRENT ASSETS          9,419,339     10,000,612

PROPERTY AND EQUIPMENT        3,460,740      3,268,659

OTHER ASSETS
   Notes receivable, less
allowances of $509,000
       in 1995 and 1994       1,647,104      1,061,695
   Cost of franchises and       307,275        351,814
contracts acquired
   Goodwill                  10,248,115     10,491,925
   Deferred tax assets          419,000        419,000
   Other assets                 959,034        974,821


TOTAL ASSETS
                          $  26,460,607  $  26,568,526





Moto Photo, Inc. And
Subsidiaries
Consolidated Balance Sheets

(Unaudited)
(Continued)
                             September 30,    December 31,
                                  1995            1994
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
   Line of credit               $   300,000     $        0
   Accounts payable               7,987,421      7,718,736
   Accrued payroll and              723,130        800,934
benefits
   Accrued expenses                 416,800        639,304
   Current portion of long-       1,116,837        788,681
term obligations
   Other                            299,887        304,878

TOTAL CURRENT LIABILITIES        10,844,075     10,252,533

LONG-TERM OBLIGATIONS
   Long-term debt                 7,384,879      6,629,834
   Capitalized leases               580,691        659,008

DEFERRED REVENUE                    117,556        117,556

STOCKHOLDERS' EQUITY
   Preferred Stock $.01 par
value, 2,000,000
   shares authorized:
      $1.20 cumulative non-
voting convertible
      shares, 417,500 shares
issued and
      outstanding with
preferences aggregating
      $3,548,750                          0          4,175
   Series E cumulative non-
voting preferred
      shares, 370,000 shares
issued and
      outstanding with
preferences aggregating
      $3,700,000                          0          3,700
   Series F cumulative non-
voting preferred
      shares, 630,000 shares
issued and
      outstanding with
preferences aggregating
      $6,300,000                          0          6,300
Series G Cumulative non-
voting preferred
      shares 1,000,000
shares issued and
      outstanding with
preferences aggregating
      $10,000,000                    10,000              0
Voting Common Stock $.01 par
value;
      30,000,000 shares
authorized; issued and
      outstanding --
7,785,973 in 1995 and
      5,695,140 in 1994              77,860         56,951
Paid-in capital                   7,046,105      8,050,613
Retained earnings subsequent
to June 30, 1991
      after elimination of a        399,441        787,856
deficit of ($12,823,266)

TOTAL STOCKHOLDERS' EQUITY        7,533,406      8,909,595

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
                              $   26,460,607 $   26,568,526



Moto Photo, Inc. And Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

                                      Nine Months      Nine Months
                                         Ended            Ended
                                      September30,    September30,
                                          1995            1994
OPERATING ACTIVITIES
Net income (loss)                      $  (154,064)   $     213,736
   Adjustments to reconcile net
(loss) to net cash provided
      by operating activities:
      Provision for Income Tax             (102,000)        114,000
      Depreciation and amortization       1,151,724       1,066,275
      Provision for losses on               325,179         206,867
inventory and receivables
      Provision for (gain) or loss           (6,617)        (67,900)
on disposition of stores and assets
      Notes Receivable increase as
result of refranchising and
franchise
        sales                             (181,361)       (191,930)
 Increase (Decrease) resulting from
changes in:
      Accounts receivable               (1,719,659)     (1,427,249)
      Inventory and prepaid expenses       108,661       (941,106)
      Other assets                         (6,848)        (84,280)
      Accounts payable and accrued        (31,623)       2,331,296
expenses
      Deferred revenues and other          (4,991)         122,778
liabilities

NET CASH PROVIDED BY (USED IN)           (621,599)       1,342,487
OPERATING ACTIVITIES


INVESTING ACTIVITIES
   Purchase of equipment and           (1,013,970)       (982,164)
leaseholds
   Proceeds from sale of stores and        32,220          73,000
assets
   Payments received on notes             110,548         145,950
receivable

NET CASH PROVIDED BY (USED IN)           (871,202)       (763,214)
INVESTING ACTIVITIES


FINANCING ACTIVITIES
   Proceeds from revolving line of       5,043,383       3,229,029
credit and borrowings
   Principal payments on revolving
line of credit, long-term debt
      and capital lease obligations     (3,833,265)     (3,611,881)
   Proceeds from stock option                4,375          53,375
exercise
   Payments of preferred dividends        (300,000)               0
   Payments related to redemption of      (868,435)               0
preferred stock

NET CASH PROVIDED BY (USED IN)              46,058        (329,477)
FINANCING ACTIVITIES


INCREASE (DECREASE) IN CASH AND CASH    (1,446,743)        249,796
EQUIVALENTS

CASH AND CASH EQUIVALENTS AT              2,269,722      1,321,779
BEGINNING  OF PERIOD


CASH AND CASH EQUIVALENTS AT END OF
PERIOD                               $      822,979  $    1,571,575



                                Moto Photo, Inc.
                         Notes to Financial Statements
                               September 30, 1995
                                 ``UNAUDITED''


1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the periods covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1994.

  The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates except for the fourth quarter which ends on December 31. The fiscal quarter end is the same as the calendar quarter end (i.e. September 30) for the third quarter 1995. The differences in interim periods are immaterial.

2.The first nine months of the year are seasonally slower and do not represent
  75% of the year.

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

4.In January 1995, the Company redeemed the Series E and Series F Cumulative
  Preferred shares in exchange for Series G Cumulative Preferred shares.

5.During the first nine months of 1995, $300,000 of dividends were paid on the Series G Preferred shares. Of this amount $65,650 was for previously reported and accreted dividends.

6.Certain amounts have been reclassified in the 1994 financial statements to conform with the 1995 presentation.




Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation 1995 Vs 1994

For the quarter ended September 30, 1995, the Company recorded net income of $180,245, or $.01 per common share compared to net income of $408,976, or $.02 per common share for the same period a year ago. For the nine months ended September 30, 1995 the Company recorded a loss of $154,064, and earnings per common share of $.04 compared to net income of $213,736 and a loss per common share of $.11 for the same period a year ago. Per share calculations are made after provision for dividends on the Series G Preferred shares for 1995, and on the $1.20 Cumulative Convertible Preferred shares, the Series E and the Series F Preferred shares for 1994.The Company believes its 1995 annual net income will be significantly lower than its 1994 net income even though earnings per share will be higher because of the one time adjustment of $673,219 to earnings available to common shares.

Sales from Company stores were down $204,000, or 4%, for the quarter and down $110,000, or 1%, for the nine months ended September 30, 1995 compared to the same period a year ago. Year-to-date sales from company stores which were acquired in August and October 1994 accounted for a $601,000, or a 4% increase in sales, offset by a $487,000, or a 3% loss of sales from stores which were closed or sold in 1995. Sales from comparable company stores were down $224,000, or 2%, on a year-to-date basis.

Merchandise sales increased $105,000, or 3%, for the quarter ended September 30, 1995 compared to the same period a year ago. On a year-to-date basis Merchandise sales are up $995,000, or 10%. This increase is primarily due to more franchise stores in operation and increases in comparable franchise store sales of approximately 8%.

Royalty revenue increased $232,000, or 25%, for the quarter and $556,000, or 22%, for the first nine months of 1995 compared to the same period a year ago. Royalty revenue increases are primarily the result of additional franchise stores in operation and increases in comparable franchise store sales.

Franchise fees were down $290,000, or 34%, for the quarter and $93,000, or 7%, for the nine months ended September 30, 1995 compared to the same period a year ago. New store openings total 11 for the quarter and 25 for the nine months ended September 30, 1995 compared to 16 for the quarter and 26 for the nine months ended September 30, 1994.

The Company reported a $41,000 gain on the sale of a company store in September 1995. No company stores were sold during the first nine months of 1994.

Other income increased $90,000 for the quarter and $126,000 for the nine months ended September 30, 1995. Other income includes sales to franchisees for telemarketing services which are steadily expanding as a marketing method for portrait appointments. I994 other income includes $67,901 from a first quarter sale of the Company's investment in a joint venture .

Company store cost of sales and operating expenses were down $52,000 for the quarter, but, up $417,000 for the nine months ended September 30, 1995 compared to the same period a year ago. This increase is primarily due to increased paper costs and increased labor and fixed costs from additional stores.

Merchandise cost of sales and operating expenses were up $280,000, or 8% for the quarter and $939,000, or 11%, for the first nine months of 1995 compared to the same period a year ago. Margins on merchandise sales have been adversely impacted by increased paper costs which the Company has not been able to fully pass on to its franchisees. The Company anticipates this problem to be corrected in mid 1996 when a new production facility from its strategic supplier is operational.

Selling, general, and administrative costs rose $88,000, or 5% for the quarter and $654,000, or 12%, for the first nine months of 1995 compared to the same period a year ago. The Company incurred one time costs in the second quarter 1995 associated with the physical move and conversion of its telemarketing center to an automated operation. In the third quarter of 1995, the Company reduced development expenses resulting in a lower rate of increase in selling general and administrative expenses from previous quarters.

Interest expense was about equal for the quarter, but up $46,000 on a year-to-date basis as of September 30, 1995 primarily due to increased interest rates and increased borrowings.


Management Discussion and Analysis of Financial Condition and Results of Operations




Liquidity and Capital Resources


The seasonal nature of the business results in less cash being generated from operations in the first nine months of the year.

In the third quarter 1994, the Company purchased large quantities of paper in anticipation of rising prices. This resulted in a substantial increase in inventory and accounts payable for the third quarter of 1994. For the nine months ended September 30, 1995, there was no significant increase in accounts payable and inventory levels have decreased. These differences, in addition to a lower net income, and increasing receivables from a greater number of franchisees and larger franchisee purchases of merchandise primarily accounted for the increase in cash used in operating activities.

Cash used in financing activities decreased $376,000 primarily as a result of increased borrowings, offset by payments related to the redemption of the Preferred stock and payment of Preferred dividends.

On June 7, 1995, the Company obtained a $1,450,000 term loan to finance equipment additions. As of September 30, 1995, the Company had borrowed $1,343,000 of the $1,450,000 available. The Company also had $ 1.2 million of unused seasonal line of credit availability as of September 30, 1995.





PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MOTO PHOTO, INC.



                              By /S/ David A. Mason
                                   David A. Mason
                                   Executive Vice President,
                                   Treasurer, and Chief
                                   Financial Officer


Date:          November 10, 1995






                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                               September 30, 1995


     Copies of the following documents are filed as exhibits to this report:


No.       Description
11        Statement Re:  Computation of Per Share
          Amounts

27        Financial Data Schedule






                                   EXHIBIT 11