Form 10-K
period 1995-12-31
MOTO PHOTO INC
filed 1996-03-28
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended:           December 31, 1995


                                       OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from        to
                                               ------    ------


                        Commission File No. :    0-11927


                               MOTO PHOTO , INC.

             (Exact name of registrant as specified in its charter)


                         Delaware                 31-1080650

         (State of Incorporation)            (Employer Identification No.)
              4444 Lake Center Dr. Dayton, OH             45426

        (Address of principal executive offices)       (Zip Code)

                                 (513) 854-6686

              (Registrant's telephone number, including area code)


  Securities registered pursuant to Section 12(b) of the Act:            None


          Securities registered pursuant to Section 12(g) of the Act:

                   Voting Common Stock, $.01 per share  value
                  Common Stock Purchase Warrants, exercisable
                         on or before December 31, 1996



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
               requirements for the past 90 days.  Yes   X  No
                                                              --


 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part of this Form
                10-K or any amendment to this Form 10-K. [    ]

 State the aggregate market value of the voting stock held by non-affiliates of the registrant:


                      $7,371,626.20 in Voting Common Stock
                              as of March 14, 1996
                        (last actual transaction price)



             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under an plan confirmed by a court.

                              Yes         No
                                   -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of
                                  Common Stock
                             as of March 14, 1996:

                       7,785,973 shares of Voting Common
                         0 shares of Non-Voting Common



                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the 1996 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.

                                MOTO PHOTO, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS




                                                            PAGE

PART I

ITEM 1.   BUSINESS.........................................      1

          General..........................................      1
          Development of the System in 1995................      1
          Summary of Store Development.....................      2
          Franchise Operations.............................      3
          Seasonality......................................      5
          Trade Names, Service Marks and Logo Types........      5
          Regulation.......................................      6
          Supply Contract..................................      6
          Competition......................................      7
          Expansion Plans..................................      8
          Employees........................................      8

ITEM 2.   PROPERTIES.......................................      8

ITEM 3.   LEGAL PROCEEDINGS................................      9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.................................      10

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS...........      10

PART II

ITEM 6.   SELECTED FINANCIAL DATA..........................      11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............      12

          General..........................................      12
          Results of operations............................      13
          Liquidity and Capital Resources..................      16

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......     17

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................    17

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...  17

ITEM 11.  EXECUTIVE COMPENSATION...............................  17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.......................................  17

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  17

          Items 10-13 are incorporated by reference from the definitive proxy statement for the Registrant's 1996 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K........................................    18

          SIGNATURES.........................................    19



                        MOTO PHOTO, INC.

                            FORM 10-K

                             PART I


ITEM  1.  BUSINESS

General

Moto Photo, Inc. (together with its subsidiaries, "the Company") is engaged in the franchising and ownership of stores offering one-hour photo processing services and related imaging services and merchandise under the trade names and service mark of "ONE HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." Since 1982, the Company has engaged in a program of expansion to achieve strong market recognition in the one-hour segment of the photo processing industry. This expansion has been accomplished primarily through new franchises, conversion of existing independent one-hour stores to Company franchises, by various acquisitions of franchise rights or franchisors, and through acquisition of existing stores.

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Development of the System in 1995
During 1995, the Company granted thirty new franchises and converted seven independent stores to franchises, while twenty-eight franchises were canceled or terminated and one franchised store was acquired by the Company, for a net increase of eight franchises in the United States.

The Company's international franchises increased by five. The Company's master licenser for the province of Ontario, Canada, Canadian Industrial Services, Inc., granted six new franchises, while two franchises were canceled or terminated. The Company's master licenser for Norway, Scan-Franchise, A/S, Ltd. granted three new franchises during 1995, while two franchises were canceled or terminated.

During 1995, the Company opened no new company stores. The Company continued to concentrate its efforts with respect to company stores on improving the operations and profitability of the stores, rather than on acquisition or development of new stores. As part of this strategy, the Company closed ten company stores, including portrait studios operated on a test basis in five department stores in Indiana and Ohio.

In the fourth quarter of 1995, the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through company stores. Accordingly, the Company decided to sell as franchises 32 of its company stores and close an additional seven company stores. The Company will keep only a core group of approximately 20 company stores to serve as training sites and as testing and research sites for products, services, and systems.

Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 1994 and 1995:

                                                            1994      1995
Stores Open or Under Development at
     Beginning of Year                                       429       467
     Stores Added Due to:
     Franchises Granted                                       62        41
     Conversions                                               9         7
     Company-owned Stores                                     10(1)      1
Store Reductions Due to:
     Franchises Terminated                                    27        20
     Stores Never Opened                                      11        12
     Franchises Acquired by Company                            4(2)      1(2)
     Company-owned Stores Refranchised                         0(3)      2(3)
     Company-owned Stores Closed                               1        10(1)
Stores Under Development at End of Year                        33       24
Stores in Operation at End of Period                          434(1)   447
Stores in Operation or Under Development at End of Year       467(1)   471

(1) Includes five portrait studios operated on a test basis in department stores which were closed in 1995
(2)  These stores have been included above as "Company-owned Stores"
(3)  These stores have been included above as "Franchises Sold"

As of December 31, 1995 the Company or its subsidiaries had 329 franchised stores in the United States (309 in operation and 20 under development pursuant to signed agreements). A total of 257 franchisees owned such stores. The Company had fifty-eight company stores. In addition, as of December 31, 1995, the Company's Norwegian master licenser had twenty-four stores open and three under development and the Company's Canadian master licenser had fifty-six stores open and one under development. In 1995, all foreign source revenues represented less than 1% of total revenues.

See "Business--Franchise Operations" for information concerning certain franchises terminable at the option of the franchisee.

As indicated in the chart above, a number of franchises were terminated in 1994 and 1995 or stores were never opened. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, inability to obtain acceptable financing and/or an acceptable site (for stores never opened), and other factors typically affecting franchisee operations.

Set forth below is the geographical location of the stores in operation at December 31, 1995:

Arizona        16        Kentucky             2        New York            24
California     36        Maryland            24        Ohio                27
Colorado       14        Maine                1        Oklahoma            18
Connecticut    14        Massachusetts        7        Pennsylvania         8
Florida         4        Michigan             7        Rhode Island         4
Georgia        17        Minnesota            5        Tennessee            8
Hawaii          2        Missouri             3        Texas                8
Illinois       28        North Carolina       1        Utah                 3
Indiana         6        New Jersey          47        Virginia            18
Kansas          5        New Mexico           1        Wisconsin            4
                         District of Columbia 5
          Canada              56             Norway            23

Franchise Operations

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of "ONE HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." See "Trade Names, Service Marks, and Logo Types." The Company, as franchisor, licenses to the franchisee such trade name, service mark, and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store as well as a multi-store exclusive territorial agreement.

Operation, management and marketing programs and systems and other services designed to promote the business of the franchisee and develop goodwill and name recognition are provided by the Company to the franchisee. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the "ONE HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" trade names and service marks and other proprietary names and marks of the Company. In turn, management believes advertisements broaden the base for new franchise prospects.

The Company enforces a strict quality control program to ensure the high quality of its products, service and maintenance of the stores' appearance and image. The quality control program requires the franchisee to conduct daily testing of equipment and chemicals used in processing and printing. Store management is encouraged to stress personal service to build customer loyalty.
Generally, the franchise agreements are for a period of ten years and are renewable at the option of the franchisee if certain conditions are met. Franchise agreements for most franchises do not give franchisees a unilateral right to terminate. However, twenty-four stores are operated under older agreements which allow the franchisee to terminate the agreement on three months' prior notice. Franchises are transferable only with the prior approval of the Company. Except in limited circumstances, the Company charges a transfer fee of 15% of the initial franchise fee.

The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee if a franchisee signs a franchise agreement for an additional store or stores.

The Company may offer financing of up to the full franchise fee to existing franchisees in good standing who open additional stores, depending on their need and credit approval. In addition, the Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

Under the form of franchise agreement for new franchises, the Company receives a royalty of 6% of the franchisee's net retail sales and 3% of net wholesale sales. For franchise agreements signed before March 1996, if the combined net retail sales for all stores owned by a franchisee exceed $2,000,000 annually, the royalty on the net retail sales in excess of $2,000,000 is 4.5%. At December 31, 1995, one franchisee owning six stores qualified for the reduced royalty. The franchise agreement requires franchisees to expend or contribute for advertising an amount of at least 5.5% of net retail processing and merchandise sales and 15% of net portrait sales, as well as 0.5% of combined net retail sales which is paid to the Company for advertising development.


The franchisee is required to purchase MOTO PHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials, and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. The Company has negotiated arrangements with a number of suppliers which provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers.

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, and franchise shows. At December 31, 1995, the Company had a total of nine area developers covering fifteen states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 1995, area developers accounted for eighteen new franchises, Company personnel for twelve new franchises, and seven conversion franchises were added (see below).

The Company has also developed a program to increase the number of "conversion franchises," existing non-affiliated stores offering one-hour photo processing services which convert to ONE HOUR MOTOPHOTO franchise stores or which are acquired by existing system franchisees who convert them to ONE HOUR MOTOPHOTO franchise stores. This program provides the Company with the means to penetrate new market areas and to broaden the base of franchise sales. The Company receives an initial franchise fee of $20,000 but gives the conversion franchisee a credit equal to 6% of the previous year's sales, with a minimum credit of $10,000. In addition, the Company offers an alternative royalty fee plan to conversion franchisees, based on increases to the store's sales over the period before conversion. Commencing March 1996, the Company will offer a credit against wholesale purchases of up to $5,000 of the cost of required store design changes to a conversion franchisee which purchases certain product and merchandise from the Company. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $20,000 without any credit and pays a straight 6% royalty fee.

The Company targets for conversion other independently-operated stores which meet the Company's criteria for location and have an acceptable operating history.

The Company also offers a multi-store exclusive territorial development agreement, pursuant to which the exclusive territorial developer is granted the rights to develop three or more stores in a given area. The exclusive territorial developer pays a non-refundable fee of $10,000 per development right after the first, $7,500 of which will be applied to the franchise fee for each store after the first as it is opened. The franchise fee for the first store opened pursuant to an exclusive territorial agreement is $35,000 and $20,000 for each subsequent store.

As market conditions change, it may be necessary to change some or all of the strategies discussed above.
Management of the Company believes that relations with franchisees and area developers are generally satisfactory.

Seasonality

Seasonal demand in the photo processing industry is at its greatest during the Christmas season and in the summer and at its lowest during the winter following the Christmas season. Demand for photo processing services during spring and fall is fairly equal.

Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO," "ONE HOUR MOTOPHOTO," "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO," and "CLUB PLUS" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO" and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, Denmark, Finland, France, Italy, Kuwait, Luxembourg, the Netherlands, Norway, Sweden, Germany, and the United Kingdom. In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. These trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

The Company has devoted substantial time, effort and expense toward developing name recognition and goodwill for stores operated under the trade names of "ONE
HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO."   The Company
intends to maintain the integrity of its trade names, service marks and other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade names and other proprietary names and marks could adversely affect the Company's sales of franchises under such trade names and other proprietary names and marks. The Company knows of no current materially infringing uses.

The Company also has devoted substantial efforts to the development of a series of manuals which provide operation and management guidelines for ONE HOUR MOTOPHOTO stores. These manuals deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. All of these manuals are the sole property of the Company but are available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement.

Regulation

The Company is subject to Federal Trade Commission ("FTC") regulation and certain state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

Several additional states have enacted or proposed legislation concerning certain "key" aspects of the franchisor-franchisee relationship, including termination and renewal of the franchise, franchise transfers, and encroachment. Similar legislation has been proposed at the federal level. Although such legislation, if enacted, could ultimately weaken the cohesiveness of franchise systems, the Company believes that such legislation is not likely to affect materially the operations of the Company. The Company believes that its operations comply substantially with FTC regulations and applicable state franchise laws.

Supply Contract

The Company acts as a distributor to franchisees for Fuji photographic chemistry and film; it also purchases Fuji products for its Company-owned stores.

The Company has a supply contract with Fuji Photo Film U.S.A., Inc., in which the Company has agreed that it and its franchisees will purchase at least 80% of total system requirements ("the Purchase Requirement"), as defined in the supply agreement, of photographic equipment and chemistry from Fuji, and at least 80% of forecasted system requirements for specified products ("the Forecast Requirement"). In the event of a failure to do so, dividends otherwise payable on the Series G Preferred Stock in 1997 may be increased. An uncured Purchase Requirement default would also give Fuji the right to elect a majority of the Board of Directors of the Company if the Series G Preferred Stock is not redeemed. The supply contract has a term ending on December 31, 1998 and is subject to renewal for an indefinite number of three-year terms. If the Company redeems the Series G Preferred Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal.

If the Company defaulted under the supply contract, the Company would have to find a source of funds to redeem the Series G Preferred Stock if it chose not to redeem it in common stock or if the holder choose not to accept redemption in common stock. It would also have to find another supplier for system requirements of paper, chemistry and equipment; however, these products are available from alternate vendors at comparable prices. The Company met the Purchase Requirement and the Forecast Requirement for 1995 and anticipates that it will be able to achieve the Purchase Requirement and the Forecast Requirement in the future.

During fourth quarter 1994 the Company changed, on a temporary basis, its primary supplier of photographic paper from Fuji to Agfa, a division of Bayer Corporation, then the Company's principal supplier of photographic paper, entered into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company, which required Fuji to raise prices of its photographic paper in the United States. The Company's agreement with Agfa provides for the System to purchase at least $12 million of photographic paper from Agfa by October 1996. Fuji's new U.S. production facility is anticipated to be operational by mid 1996 at which point the Company will again use Fuji as its primary supplier.

Redemption of $1.20 Cumulative Convertible Preferred Stock

In January 1995, following shareholder approval at a special meeting of shareholders, the Company effected a redemption of its $1.20 Cumulative Convertible Preferred Stock (the "$1.20 Stock"). Each share of $1.20 Stock was redeemed into the right to receive five shares of the Company's Voting Common Stock and a $2.00 cash payment. In connection with the redemption, the Company also exchanged all of the outstanding shares of Series E and Series F Preferred Stock for an equal aggregate number of shares of a new Series G Preferred Stock. The rights and restrictions of the Series G Preferred Stock are similar in all respects to those of the Series E and F Preferred Stock, except that (i) the aggregate annual cumulative dividend on the Series G Preferred Stock has been reduced by $200,000 per year through 1998 and by $100,000 in 1999, and (ii) certain terms pertaining to the redemption of the Series G Preferred Stock were modified from those pertaining to the Series E and Series F Preferred Stock principally to extend the date that the Company must redeem the shares and to provide certain penalties if the Company fails to redeem the shares on the agreed date. In addition, a warrant held by the holder of the Series E and F Preferred Stock that was then exercisable for 1,160,000 shares of Voting Common Stock at an exercise price of $2.375 per share was modified to reduce the number of shares purchasable upon exercise of the warrant to 1,000,000 shares with possible further reduction to 750,000 shares if, on or before January 1, 1997, the Company has redeemed or otherwise repurchased fifty percent or more of the Series G Preferred Stock. Fuji was the holder of all of the shares of Series E and F Preferred Stock and now holds all of the shares of Series G Preferred Stock.

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The Company's competitors consist of many companies, some of which are large and established and have substantially greater resources than those of the Company

The Company competes in the marketplace with other companies both in attracting franchisees for one-hour photo processing stores and in the sale of one-hour photo processing and related products and services. The success of the Company depends on the success of the Company's franchises and Company-owned one-hour photo processing stores.

Principal competitive factors in the industry are convenience, quality of service, quality of product, price, and timeliness. Centralized photo processors can offer their services at significantly lower prices than those of the Company and its franchisees, although the customer may wait several days for photo processing. The Company's one-hour concept provides the market with more timely service. In addition, personnel at ONE HOUR MOTOPHOTO stores are trained to be able to advise customers on picture-taking. The Company maintains quality control standards intended to assure that the quality of one-hour processing is at least comparable to other methods of photo processing.

The operating history of the Company and its franchisees indicates that substantial demand exists for the one-hour photo service offered by the Company and its franchisees; however, significantly lower prices offered by already established centralized photo processing outlets and others may adversely affect the business of the Company and its franchisees. Factors allowing the Company and its franchisees to realize higher prices are quality and speed of service, the greater variety of imaging services offered by the Company and its franchisees, and the personalized service and photographic expertise of store associates, the result of the Company's training programs.

The photo processing industry has developed a new photo system designated the `Advanced Photo System,'' which the Company believes will not have a material impact in 1996.

Competition exists with respect to the location and opening of one-hour photo processing facilities by individuals who are entering the marketplace and establishing facilities similar to those of the Company. There are approximately 6,100 stand-alone outlets furnishing on-site photo processing to consumers in the United States, as well as national or regional chains of company-owned stores or franchises. In addition, competition exists with traditional and rapid photo-processing units which are currently located in a variety of outlets, including camera stores, discount stores, drug stores, and supermarkets.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

In addition to competition in the photo processing industry, the Company faces general competition from franchisors of other types of businesses. The opportunities available and costs associated with other franchise operations may affect the Company's ability to market ONE HOUR MOTOPHOTO franchises.

Expansion Plans

The Company is planning to expand its offerings of one-hour photo processing and portrait services as quickly as reasonably practicable in order to assure its market position in the rapidly changing retail photo processing industry. The Company has added portrait, enlarging, video transfer and related imaging services to the services which may be offered by ONE HOUR MOTOPHOTO stores.

During 1996, system expansion will be effected primarily through the establishment of new franchises and conversion of profitable existing stores to ONE HOUR MOTOPHOTO stores. The Company plans to concentrate its efforts on franchising new stores and refranchising existing Company-owned stores, as well as developing and implementing operations programs to improve the profitability of existing Company-owned stores and franchised stores.

Employees

As of February 26, 1996, the Company had 505 employees, 187 of whom are employed part-time. None of the Company's employees belongs to any labor unions, and the Company believes its relationship with its employees is good.

ITEM  2.  PROPERTIES
The Company's primary corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $18,083 per month through June 1999. This facility is leased from a partnership which is 76% owned by officers and directors of the Company. In the opinion of management, the terms of the lease are no less favorable to the Company than terms which could be obtained from unaffiliated third parties. The Company has also leased additional warehouse space and space for its telemarketing department away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will not have difficulty in securing additional facilities as it expands its operations.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately twelve ONE HOUR MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1995, the Company was the lessee or assignee of the leases for 58 Company-owned stores.

ITEM  3.  LEGAL PROCEEDINGS

Two lawsuits previously reported have been resolved in the Company's favor.

On April 19, 1995, the Company's motion for summary judgment dismissing the action against it was granted in Paul J. Galante, et al. v. County of Nassau, Nassau County Police Department, Nassau County Department of Social Services, and Moto Photo, Supreme Court of the State of New York, County of Nassau, Index No. 24150-92. The complaint had, among other things, alleged wrongdoing by the Company in connection with the filing by employees in a company store of a report with police following processing of film brought to the store by Mr. Galante.

In addition, the plaintiff agreed to dismiss its lawsuit against the Company with prejudice in TSL Imaging, Inc. dba Taylor Photo v. Ameritech Publishing and Moto Photo, Court of Common Pleas, Lucas County, Ohio, Case NO. 95-1181. In this case the plaintiff had alleged against the Company, among other things, deceptive business practices and intentional interference with the plaintiff's business. Final settlement documents and the entry of dismissal remain to be executed and filed with the court.

On August 8, 1994, the Company filed a complaint against James Monsour in Moto Photo, Inc. v. James Monsour, United States District Court for the Eastern Division of Missouri, Case No. 94CV1549 CAS. The defendant James Monsour is an individual who purportedly purchased a One Hour MotoPhoto store and franchise from a corporation which, at the time of the purported sale, was also an area developer for the Company. The Company alleges that the defendant is using its trademarks and service marks without license and also alleges violation of the Federal Trademark Act for trademark infringement, false designation of origin, false or misleading descriptions and representations, and unfair competition, and violation of the Missouri Revised Statutes for injury to the Company's business reputation and dilution of its trademark rights. The Company seeks an injunction against continued use of the marks, damages equivalent to 6.5% of the defendant's gross sales during the period he has been using the marks, treble damages, costs of suit, and attorneys' fees. The Company's motion for a preliminary injunction was denied, but the defendant has ceased using the Company's trademarks and service marks. On September 16, 1994, the defendant filed an answer and counter claim against the Company. On February 24, 1995, the defendant amended his counter claim, adding the Area Developer and its principals as defendants and, primarily on the basis of the alleged acts of the Area Developer, alleging against the Company negligent misrepresentation, fraudulent misrepresentation and fraud, negligence, breach of the federal franchise laws, tortuous interference with contract, and breach of the Missouri Franchise Act. The defendant seeks actual damages of $232,886.55, and, on each cause of action, punitive damages of at least $500,000, costs of suit and
attorneys' fees.   The Company denies all of the allegations and will defend
against the counterclaim vigorously. The Company has filed a cross claim against the Area Developer for indemnification.

The foregoing action is being contested and defended but it is not possible to predict with certainty the outcome or ultimate effect on the Company. However, management of the Company is of the opinion that such action is not likely to result in any liability which would have a material adverse effect on the consolidated financial position of the Company.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 1995.

PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock which the Company has issued are Voting Common. At February 26, 1996, there were approximately 796 record holders of the Company's Voting Common. The Company's Voting Common is traded on the NASDAQ Small-Cap Market under the symbol "MOTO."
The following table sets forth for the first three quarters of 1994 the range of high and low closing bid prices for the Company's Voting Common, as reported by the NASDAQ Small-Cap Market, which may not represent actual transactions in the Company's Voting Common. For fourth quarter 1994 and all of 1995, the table shows the last actual transaction price. The stock prices shown for both years do not include mark-ups, mark-downs, and commissions.

                                                  Voting Common
                                                    Price

                                                  High           Low

1994:
     First Quarter                                $3.13          $2.25
     Second Quarter                                2.75           2.25
     Third Quarter                                 2.25           1.88
     Fourth Quarter                                2.50           1.75

1995:
     First Quarter                                $2.88          $1.81
     Second Quarter                                2.63           1.94
     Third Quarter                                 2.25           1.81
     Fourth Quarter                                2.25           1.50

The Company has never declared a cash dividend on any class of its common stock. It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to pay debt; dividends on the Series G Preferred Stock in the aggregate amount of $500,000 are payable in 1996 Any payment of cash dividends on common stock in the future will be dependent upon the prior payment of any dividends on the Series G Stock, the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements, satisfaction of debt and other contractual covenants restricting the payment of dividends, and other factors which the Board of Directors deems relevant.


ITEM  6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company is set forth below

                     Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                    December 31,   December 31,   December 31,   December 31,   December 31,
                        1995           1994           1993           1992           1991

Revenue             $42,217,722    $40,144,886    $38,866,397    $37,321,492    $35,958,020

Net Income (Loss)   $(5,673,647)   $   725,230    $   537,516    $   330,535    $   176,401
(1)

Net (Loss)
Applicable
to Common Stock     $(5,307,782)   $  (395,495)   $  (549,463)   $  (345,613)   $  (324,599)

Net (Loss) Per
Common Share        $      (.69)   $      (.07)   $      (.10)   $      (.04)   $      (.03)

Working Capital     $(1,551,817)   $  (251,921)   $(2,257,570)   $(2,852,106)   $(3,076,393)

Stockholder's
Equity              $  1,908,325   $  8,909,595   $  7,660,215   $  5,855,324   $  3,332,695

Long-Term
Obligations         $  7,895,652   $  7,288,842   $  5,832,028   $  7,224,086   $  11,510,172

Total Assets        $ 21,324,474   $ 26,568,526   $ 22,955,841   $ 21,972,389   $ 23,997,874

Common Shares
Outstanding (2)        7,687,249      5,664,446      5,616,201      9,056,296      9,363,673

Number of Stores
Open                         447            433            397            369            353
(1) 1995 Net Loss Includes a $5.8 Million Restructuring Charge (See Note L)
(2) Weighted Average Common Shares Outstanding
(2) Includes Common Stock Equivalents in 1991.
The Company has never paid a cash dividend on its common shares.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Moto Photo, Inc. (`the Company'') has developed a system of 447 stores with system growth occurring primarily through granting of franchises and conversion of independent stores.

Systemwide sales increased to approximately $130,000,000 in 1995 from $120,000,000 in 1994. The Company plans to increase market penetration through granting new franchises, conversion of independent stores to franchise stores, and sale of selected Company-owned stores as franchises (`refranchising''), as well as increasing the average sale per store older than one year from $340,000 to $500,000. By 2000, the Company plans to have a 600 store system with systemwide sales of $300,000,000.

In September 1992, the Company issued an aggregate $10,000,000 of Series E Cumulative Non-Voting Preferred Stock (`Series E Preferred Stock'') and Series F Cumulative Non-Voting Preferred Stock (`Series F Preferred Stock'') in exchange for 5,000,000 shares of Common Stock, 100,000 shares of Series D Preferred Stock and a $2,000,000, 15% subordinated note due 1998. The Company also entered into a supply agreement with the holder of the Series E and Series F Preferred Stock and issued a warrant for up to 1,200,000 shares of Common Stock at $2.375 per share. (See Note G) All references herein to see a particular Note refer to the Notes to Consolidated Financial Statements.

In January 1995, the Company redeemed each of the 417,500 shares of $1.20 Cumulative Convertible Preferred Stock (`$1.20 Stock'') and satisfied a cumulative dividend arrearage of $2,004,000 in exchange for $2.00 in cash and five common shares (`the Redemption''), resulting in a $835,000 cash payment and the issuance of 2,087,500 common shares. Concurrently, the Series E and Series F Preferred Stocks were exchanged for $10,000,000 of Cumulative Non-Voting Series G Preferred Stock (`Series G Stock'') and the number of warrants was reduced to 1,000,000 (the `Series G Transactions''). The Redemption and the Series G Transactions lowered the preferred dividend requirements and, accordingly, increased the net income or decreased the net loss per common share (See Note G).

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in dollars. However, the majority of key supplier's manufacturing is currently done abroad and certain cost factors could be influenced by exchange rates.

The Company's business as a whole is subject to seasonal fluctuations. The demand for photo processing services is generally lower in the first quarter of the year than the remaining three quarters and is generally highest in the fourth quarter of the year.
RESULTS OF OPERATION 1995 VS 1994


In 1995 the Company recorded a net loss of $5.7 million, or $.69 per common share, compared to net income of $725,000, or a loss per common share of $.07, for 1994. Exclusive of a $5.8 million restructuring charge described below, the Company's 1995 net income was $126,000, or $.02 per share. Per share amounts are after provision for various preferred dividend requirements. 1995 earnings per common share also include a one time positive adjustment of $673,219 resulting from redemption of the $1.20 Stock (See Note G). Company revenues increased $2.1 million, or 5%, in 1995 compared to 1994. The factors accounting for these changes are discussed below.

Company store revenues in 1995 declined $386,000, or 2%, compared to 1994. Company comparable store sales decreased $215,000, or 1%, with the balance of the decrease accounted for by differing number of Company stores operated in each period. Company store cost of sales and operating expenses increased by 2.3% of sales in 1995 compared to 1994, because of higher paper and outlab costs, increasing labor, and increasing fixed expenses.

In the fourth quarter of 1995, the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through Company stores. Accordingly, the Company decided to refranchise 32 of its Company stores while retaining a core group of approximately 20 company stores to be used for training and testing and research sites for products, services and systems. The Company recorded a restructuring charge of $5.8 million to write down the book value of these stores to their fair value less costs to sell (See Note L). As a result a significant decline in Company store sales, cost of sales and operating expenses is anticipated once the closings and sales are final. The Company anticipates that it will be two years before all the stores are sold and many of these stores will continue to operate as company stores through 1996 and into 1997.

1995 merchandise sales increased $1.7 million, or 12%, compared to 1994 primarily as a result of franchise stores in operation increasing to 388 at December 31, 1995 from 364 at December 31, 1994 as well as an approximate 9% increase in franchise comparable store sales. Merchandise cost of sales and expenses increased $2.1 million, or 4.6% of sales in 1995 compared to 1994 primarily as a result of increased paper costs which the Company was not able to pass on to its franchisees. In the fourth quarter of 1994, the Company's principal supplier of photographic paper, Fuji Photo Film, USA, Inc. (`Fuji'') raised prices as a result of entering into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company. This required the Company to make transitional purchasing arrangements with another supplier who, because of the relatively temporary contract, charged higher prices. The Company anticipates this situation to be corrected in mid-1996 when Fuji's new U.S. production facility is operational. The Company will then use Fuji as its primary supplier at pre-1995 cost levels.


RESULTS OF OPERATION 1995 VS 1994 (CONTINUED)


Royalty revenue increased $730,000, or 20%, for 1995 compared to 1994. Royalty revenue increases are primarily the result of more stores in operation and increases in comparable franchise store sales of approximately 9%. The Company anticipates continued growth in royalty revenues as a result of the refranchising of Company stores, continued increases in comparable store sales, and new franchise stores.

In 1995, franchise fees were $301,000 lower than 1994 reflecting the opening of 43 stores in 1995 compared to 59 in 1994. The Company is planning 35 openings in 1996 as a result of its decision to slow its opening of new markets and concentrate its development activities in existing markets. The decision to concentrate in core markets should lead to reductions in selling, general and administrative costs that are greater than the decreased franchise fee revenue.

The Company refranchised two stores in 1995, at a gain of $46,266. No stores were refranchised in 1994. Investment income increased due to more interest income on a larger note receivable balances.

Other income represents sales to franchisees for telemarketing services which is expanding as a marketing method for portrait appointments. In addition, 1994 other income includes $67,901 from the sale of the Company's investment in a joint venture. Telemarketing sales are anticipated to increase further in 1996.

Selling, general, and administrative costs rose $709,000, or 10% for 1995 compared to 1994. The Company incurred added costs associated with the expansion, physical move and conversion of its telemarketing center to an automated operation and the growth of that operation. As noted above, telemarketing revenues and therefore expenses are anticipated to increase but the franchise development cost component of selling, general and administrative costs will be lower.

Advertising expenses declined $71,000 because of lower Company store revenues and increased emphasis on telemarketing as a marketing method.

Depreciation and amortization expenses in 1995 are up $43,000 from 1994. Due to the restructuring and the revaluation of Company stores to fair value in anticipation of refranchising thirty-two stores, depreciation and amortization expenses are anticipated to decrease over $600,000 in 1996.

Interest expense increased $136,000, or 52%, for 1995 compared to 1994 primarily due to higher interest rates and increased borrowings. As stores are refranchised, the Company anticipates using the cash generated to reduce borrowing and thereby, interest expense.

There is no reported income tax expense for 1995 as outlined in Note I.


1994 VERSUS 1993


The Company reported net income of $725,230, or a loss per common share of $.07, for 1994 compared to net income of $537,516, or a loss per common share of $.10, for 1993. Earnings per common share are calculated after provisions for dividends on preferred stock.

Systemwide sales increased to approximately $120,000,000 in 1994 from approximately $110,000,000 in 1993. In 1994 revenues were $40,144,886 compared to $38,866,397 in 1993, a 3% increase.

Sales from Company stores declined $691,000, or 3%, in 1994 compared to 1993. This decline was attributed to the refranchising or closing of six stores that operated as Company stores during most of 1993 ($650,000), the adverse impact of severe winter weather on store sales during the first quarter of 1994 ($246,000), and lower Company store sales on a comparable store basis of approximately $445,000, or 3%, for the last nine months of 1994 compared to 1993, offset by an increase in sales from new and test Company stores ($650,000) for an aggregate $691,000 decrease. Five new Company stores which opened during the second quarter of 1994 on a test basis accounted for $297,000 in sales. These test stores were closed in January 1995. Five other Company stores were added during the year. Company store cost of sales and operating expenses rose 4% as a percent of sales in 1994 compared to 1993 due to the opening of new and test stores which have not reached maturity and therefore have lower sales, additional discounting for promotional efforts and increased labor and fixed costs components on declining sales.

Royalty revenues for 1994 increased from 1993 by $494,000, or 15%, as a result of 364 franchise stores in operation at December 31, 1994 compared to 337 stores at December 31, 1993 and an increase of approximately 7% in comparable store sales during 1994 compared to 1993.

Merchandise sales also increased in 1994 by $734,000 or 6%, compared to 1993, primarily as a result of the increased number of stores in the system and increased sales per store offset by lower selling prices of approximately 3%. Merchandise cost of sales and expenses increased during 1994 by 2% compared to 1993 reflecting increases in paper costs, offset primarily by lower administrative expenses and less inventory obsolescence.

There were no stores refranchised in 1994 and no gain on sale of stores as compared to the $99,043 from two stores refranchised in 1993. Other income resulted from a gain of $68,000 on the Company's joint venture interest in a Canadian store and from sales of telemarketing services of $103,000.

Depreciation and amortization expense during 1994 decreased $167,000 or 10%, compared to 1993 primarily due to the full amortization of certain assets in 1993.

Advertising expenses during 1994 decreased $19,000 or 1% compared to 1993, primarily in line with lower Company store revenues.


1994 VERSUS 1993 (CONTINUED)


Selling, general and administrative expenses increased $882,000 or 14% for 1994 compared to 1993 primarily due to added development costs of $600,000 incurred to increase the number of franchises sold and opened. Approximately $225,000 of the increase was due to increased emphasis on telemarketing as a marketing method for portrait appointments. Advertising expenses declined $71,000 because of lower Company store revenues and increased emphasis on telemarketing.

Interest expense in 1994 decreased $94,000, or 26%, compared to 1993 due to less debt outstanding, partially offset by higher interest rates.

The effective tax rate in 1994 was 37% compared to 48% in 1993. This favorable rate change was primarily due to $80,000 added recovery of previously non-deductible goodwill on a store closed in 1994 compared to a store closed in 1993, and the recognition of a $272,000 deferred tax asset in which realization became more likely than not in 1994, offset by an increase in the Company's AMT liability of approximately $179,000.


LIQUIDITY AND CAPITAL RESOURCES


Cash provided by operating activities decreased by $2 million from $2.1 million in 1994 to $100,000 in 1995. The primary change was that in late 1994, the Company purchased large inventories of paper in anticipation of rising prices. This resulted in a $2 million increase in accounts payable and $1 million in inventory in 1994 and a corresponding increase in net cash provided by operations of $1 million. In addition, lower net income and increasing receivables from increased merchandise sales and royalty revenues accounted for $985,000 of the decrease in cash provided by operating activities in 1995 compared to 1994. In 1996, the Company anticipates increases in net cash provided by operating activities primarily from higher net income and less of an increase in receivables.

Cash used in investing activities in 1995 increased by $126,000 over 1994 primarily due to purchases of property and equipment reduced by greater proceeds from the sale of property and equipment.

Cash provided by financing activities increased by $500,000 in 1995 from 1994 as a result of increased borrowings offset by payments related to the redemption of the $1.20 Preferred Stock and payment of dividends.

The Company's material capital commitments consist primarily of long-term obligations. See Notes E and F. Additionally, the Company has dividend commitments on Series G Preferred Stock of $500,000 in 1996. Funds for repaying these commitments are anticipated to be generated primarily from operations in 1996. The Company anticipates obtaining financing for most of its $750,000 of 1996 planned capital expenditures.

The Company had available a $1.5 million line of credit, of which $1.0 million was outstanding as of December 31, 1995. This line expires April 30, 1996. The Company anticipates renewing this line and may temporarily increase the line due to seasonal requirements in the second and third quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The Company historically operates with a working capital deficit.   The Company
believes that the nature of its business allows it to operate adequately with a deficit working capital. The factors which contribute to this are the substantial percentage of sales for cash, favorable terms with suppliers, significant non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit availability to meet seasonal needs. However, if the Company suffers a moderate decline from its planned operational levels, additional funding would be required from one or more of the following sources: added equity or credit sources, the sale or liquidation of certain assets, reduction of capital expenditures, or adjustment of debt retirement schedules. Added liquidity is contemplated from the refranchising of 32 Company stores, however this process is anticipated to take up to two years to complete.

At December 31, 1995 the Company had deferred tax assets of approximately $4.5 million, consisting of loss carryforwards and other deductible temporary differences. For financial reporting purposes, a $3.4 million valuation allowance is netted against the deferred tax assets (See Note I). The Company would need to generate $2.8 million of pre-tax income to fully utilize the net deferred tax assets as of December 31, 1995. Prior to the restructuring charge, the Company generated $2.3 million of pre-tax income for the three years ended December 31, 1995. The Company anticipates improvements in profitability resulting from improved gross margins on the paper conversion transition, cost reduction programs and other improvements. Additionally, the Company has several tax planning strategies which can be utilized to realize the deferred tax assets. The utilization of the deferred tax assets preserves liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company are included in this report after the signature page.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 1996 annual meeting of shareholders to be filed pursuant to Regulation 14A.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a)  The following documents are filed as part of this report:

          1.   Financial Statements:  See Financial Statements and
          Schedules
               immediately following signature page of this report.

          2.   Exhibits:  See Exhibit Index immediately preceding Exhibits

    (b)   Reports on Form 8-K.  The Company filed no report on Form 8-K during
the                      quarter ended December 31, 1995.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                MOTO PHOTO, INC.



                                By:   /s/ David A. Mason
                                     David A. Mason
                                     Executive Vice President


Date: March 27, 1996




/s/Michael F Adler                                            March  27, 1996
Michael F Adler            Chairman of the Board,
                           President, Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)


/s/ David A Mason                                             March  27, 1996
David A Mason              Executive Vice President,
                           Treasurer, Assistant
                           Secretary, and Director
                           (Principal Financial Officer)


                                                              March  27, 1996
Jacob A Myers               Secretary and Director


/s/Frank W Benson                                             March  27, 1996
Frank W Benson              Director


/s/Leslie Charm                                               March  27, 1996
Leslie Charm                Director

/s/Dexter B Dawes                                             March  27, 1996
Dexter B Dawes              Director


/s/Harry D Loyle                                              March  27, 1996
Harry D Loyle               Director


/s/Douglas M Thomsen                                          March  27, 1996
Douglas M Thomsen           Director


/s/Alfred E Lefeld                                            March  27, 1996
Alfred E Lefeld            Vice President and Controller
                           (Principal Accounting Officer)


                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP
Ernst & Young LLP

Dayton, Ohio
March 1, 1996


MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31
                                                    1995        1994

Assets

Current assets:
 Cash                                           $  1,539,688$  2,269,722
 Accounts receivable, less allowances of
  $769,000 in 1995 and $583,000 in 1994           5,068,668   4,597,575
 Notes receivable, less allowances of $70,000
  in 1995 and $60,000 in 1994                       269,000     189,540
 Inventory (Note B)                               1,681,351   1,985,002
 Deferred tax assets (Note I)                       730,000     663,000
 Prepaid expenses                                   564,131     295,773


Total current assets                              9,852,838   10,000,612


Property and equipment (Notes C and L)            3,130,533   3,268,659


Other assets:

 Notes receivable, less allowances of $515,000
  in 1995 and $509,000 in 1994                    1,695,397   1,061,695
 Cost of franchises and contracts acquired
  (Note B)                                          293,565     351,814
 Goodwill (Notes B and L)                         4,898,385   10,491,925
 Deferred tax assets (Note I)                       352,000     419,000
 Other assets (Note D)                            1,101,756     974,821





Total assets                                    $ 21,324,474$ 26,568,526




MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31
                                                    1995        1994

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                                 $ 1,000,000 $        ---
 Note payable                                       750,000      ---
 Accounts payable                                 6,711,669   7,718,736
 Accrued payroll and benefits                       740,742     800,934
 Accrued expenses                                   815,221     639,304
 Current portion of long-term obligations
  (Notes E and F)                                 1,214,023     788,681
 Other                                              173,000     304,878


Total current liabilities                        11,404,655  10,252,533

Long-term debt (Note E)                           7,399,327   6,629,834
Capitalized leases (Note F)                         496,325     659,008
Deferred revenue                                    115,842     117,556

Stockholders' equity (Note G):
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   $1.20 cumulative nonvoting convertible            ---          4,175
     shares
   Series E cumulative nonvoting preferred           ---          3,700
     shares
   Series F cumulative nonvoting preferred           ---       6,300
     shares
   Series G cumulative nonvoting preferred
     shares, 1,000,000 shares issued and
     outstanding with preferences aggregating        10,000      ---
     $10,000,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,785,973 in
   1995 and 5,695,140 in 1994                        77,860      56,951
 Paid-in capital                                  7,013,610   8,050,613
  (Deficit)retained earnings subsequent to
  June 30, 1991                                 (5,193,145)     787,856


Total stockholders' equity                        1,908,325   8,909,595


Total liabilities and stockholders' equity      $ 21,324,474$ 26,568,526


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEAR ENDED DECEMBER 31
                                       1995        1994        1993

Revenues
Company store sales                 $19,971,920 $20,357,841 $21,048,778
Merchandise sales                    15,430,221  13,716,568  12,983,773
Royalties                             4,445,891   3,715,863   3,221,590
Franchise fees                        1,755,792   2,057,147   1,404,380
Investment income                       179,778     126,240     108,833
Gain on sale of stores (Note B)          46,266        -         99,043
Other income                            387,854     171,227        -

                                     42,217,722  40,144,886  38,866,397
Expenses

Company store cost of sales and
 operating expenses                  17,001,010  16,861,394  16,531,773
Merchandise cost of sales and
 operating expenses                  13,621,369  11,481,155  11,250,397
Selling, general, and
 administrative costs                 7,809,666   7,100,670   6,218,777
Advertising                           1,730,389   1,801,537   1,820,690
Depreciation and amortization         1,530,837   1,487,466   1,653,976
Interest expense                        398,098     262,434     356,268
Restructuring charge (Note L)         5,800,000        -           -

                                     47,891,369  38,994,656  37,831,881
(Loss) income before income taxes   (5,673,647)   1,150,230   1,034,516
Income taxes (Note I):
 Current                                   -        287,000      54,000
 Deferred                                  -       (272,000)       -
 Charge in lieu of income taxes            -        410,000     443,000

                                           -        425,000     497,000

Net (loss) income                   (5,673,647)     725,230     537,516

Dividend requirements (Note G):
 Adjustment to net income
   applicable to common shares         673,219         -           -
 $1.20 cumulative preferred shares         -      (501,000)   (501,000)
 Series E and F preferred shares        92,646    (619,725)   (585,979)
 Series G preferred shares            (400,000)        -           -

Net(loss) applicable to common
shares                              $(5,307,782) $ (395,495) $ (549,463)



Net (loss) per common share         $     (.69) $    (0.07) $    (0.10)


See accompanying notes.


MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              PREFERRED
                                STOCK
                               NOTE G

                                $1.20              SERIES E            SERIES F            SERIES G

                               SHARES     AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT

Balance at December 31, 1992  417,500    $4,175    370,000   $3,700    630,000   $6,300    -         $-
 Common stock issued
 Series E and F accreted
  preferred dividend
 Net income
 Use of net operating loss
  carryforwards
  (Note I)

Balance at December 31, 1993  417,500     4,175    370,000    3,700    630,000    6,300         -         -
 Common stock issued
 Series E and F accreted
  preferred dividend
 Net income
 Use of net operating loss
  carryforwards
  (Note I)
 Tax benefit of stock
  options exercised

Balance at December 31, 1994  417,500      4,175   370,000    3,700    630,000    6,300         -         -
 Exchange of $1.20 preferred
  stock for common stock     (417,500)    (4,175)
 Exchange of Series E and F
  preferred stock for Series
  G preferred stock                               (370,000)   (3,700) (630,000)   (6,300) 1,000,000    10,000
 Redemption payments and
  costs associated with the
  exchange of stock
 Reversal of Series E and F
  previously accreted
  preferred dividend
 Series G preferred dividend
  paid
 Stock option exercise
 Net loss

Balance at December 31, 1995         -   $      -      -     $      -         -  $      - 1,000,000  $ 10,000


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (CONTINUED)

                                 COMMON  STOCK         PAID IN     RETAINED
                               SHARES      AMOUNT      CAPITAL     EARNINGS

Balance at December 31, 1992  5,613,673  $   56,137  $5,054,198  $   730,814
 Common stock issued              5,000          50      14,325
 Series E and F accreted
  preferred dividend                                    585,979    (585,979)
 Net income                                                          537,516
 Use of net operating loss
  carryforwards
  (Note I)                                            1,253,000

Balance at December 31, 1993  5,618,673      56,187   6,907,502      682,351
 Common stock issued             76,467         764      88,386
 Series E and F accreted
  preferred dividend                                    619,725    (619,725)
 Net income                                                          725,230
 Use of net operating loss
  carryforwards
  (Note I)                                              410,000
 Tax benefit of stock
  options exercised                                      25,000

Balance at December 31, 1994  5,695,140      56,951   8,050,613      787,856
 Exchange of $1.20
  preferred stock for
  common stock                2,087,500      20,875    (16,700)
 Exchange of Series E and F
  preferred stock for
  Series G preferred stock
 Redemption payments and
  costs associated with the
  exchange of stock                                   (931,998)
 Reversal of Series E and F
  previously accreted
  preferred dividend                                   (92,646)       92,646
 Series G preferred
  dividend paid                                                    (400,000)
 Stock option exercise            3,333          34       4,341
 Net loss                                                        (5,673,647)

Balance at December 31, 1995  7,785,973  $   77,860  $7,013,610 $(5,193,145)


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEAR ENDED
                                    DECEMBER 31
                                        1995        1994        1993

OPERATING ACTIVITIES
Net (loss) income                   $(5,673,647) $   725,230 $   537,516
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Restructuring charge                5,800,000         -           -
  Depreciation and amortization       1,530,837    1,487,466   1,653,976
  Provision in lieu of income              -
   taxes                                             410,000     443,000
  Deferred tax benefit                     -       (272,000)        -
  Provision for losses on
   inventory and receivables            698,193      501,469     717,741
  Notes receivable increase as a
   result of franchise sales          (162,625)     (87,500)   (120,625)
  Provision for loss on sale or
   disposition of equipment               9,157      133,885      91,207
  Gain on sale of stores               (46,266)         -       (99,043)
  Increase (decrease) resulting
   from changes in:
   Accounts receivable              (1,956,431)  (1,633,491) (1,310,667)
   Inventory and prepaid expenses      (39,789)  (1,130,752)     112,333
   Other assets                           2,429    (158,184)     (5,666)
   Accounts payable and accrued
     expenses                            72,222    2,122,598   2,249,103
   Deferred revenues and other
     liabilities                      (133,590)       53,409     133,552

Net cash provided by operating
activities                              100,490    2,152,130   4,402,427

INVESTING ACTIVITIES
Purchases of property and
equipment                           (1,547,606)  (1,266,344) (1,048,754)
Payments received on notes
receivable                              138,034      188,150     440,353
Proceeds from sale of property and
 equipment                              211,476       74,000     231,456
Gain on sale of investment                 -        (67,901)        -
Other loans                                -            -      (108,263)

Net cash (utilized) in investing
 activities                         (1,198,096)  (1,072,095)   (485,208)

FINANCING ACTIVITIES
Proceeds from revolving line of
 credit and long-term borrowings      7,550,000    5,300,000   1,250,000
Principal payments on revolving
 line of credit, long-term debt
 and capital lease obligations      (5,912,869)  (5,521,242) (4,916,315)
Payments of preferred dividends       (400,000)         -           -
Payments related to redemption of
 $1.20 Preferred stock                (873,934)         -           -
Proceeds from stock option
 exercises                                4,375       89,150        -

Net cash provided (utilized) in
 financing activities                   367,572    (132,092) (3,666,315)

Increase (decrease) in cash and
equivalents                           (730,034)      947,943     250,904
Cash and cash equivalents at
beginning of year                     2,269,722    1,321,779   1,070,875

Cash and cash equivalents at end
of year                             $ 1,539,688  $ 2,269,722 $ 1,321,779


See accompanying notes.

A. THE COMPANY

Moto Photo, Inc. and Subsidiaries (the Company) operates in one business segment-franchising and operation of retail photo processing stores and portrait studios under the trade names and service marks of `ONE HOUR MOTO PHOTO'' and `ONE HOUR MOTO PHOTO & PORTRAIT STUDIO'' and related marks.

As of December 31, 1993, the Company had 429 stores (of which 397 were operational), including 60 operational company-owned stores, 26 stores in Norway, and 42 stores in Canada. As of December 31, 1994, the Company had 466 stores (of which 433 were operational), including 69 operational company-owned stores, 26 stores in Norway, and 51 stores in Canada.

During 1995, the Company closed 10 stores, refranchised 2 stores, opened 1 company store, and awarded 49 franchises. As of December 31, 1995, the Company had 471 stores (of which 447 were operational), including 58 operational company-owned stores, 23 stores in Norway, and 56 stores in Canada.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company's significant accounting policies used in the preparation of the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Franchise fees are recognized as income when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned store revenues are recognized as sales are made. Merchandise revenue is recognized when the goods are shipped.

INVENTORY

Inventories are valued at the lower of cost or market. Cost is determined using the average cost method. Inventory balances are shown net of allowances of $70,250 in 1995 and $93,500 in 1994.

COST OF FRANCHISES AND CONTRACTS ACQUIRED

The costs of franchises and contracts acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $566,488 in 1995 and $533,157 in 1994.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STORES FOR RESALE

Certain company-owned stores are offered for sale along with a franchise agreement. Except for those stores described in Note L, the Company cannot identify when or if such transactions will occur. Consequently, until a store is refranchised, sales, results of operations, and related assets and liabilities are included with those of the company-owned stores. The Company refranchised two stores in 1995, no stores in 1994, and two in 1993.

GOODWILL

The excess of the cost over the fair value of the net operating assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill is shown net of accumulated amortization of $2,677,242 in 1995 and $2,465,456 in 1994. The Company elected to early adopt the provisions of Financial Accounting Standards No. 121, `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.'' The carrying value of goodwill related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is also adjusted to its estimated fair value, less costs to sell (See Note L).

PROPERTY AND EQUIPMENT

The costs of equipment and leasehold improvements are capitalized. Maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized. When equipment is retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations.

Property and equipment, including capitalized leases, are depreciated or amortized primarily by the straight-line method over the estimated useful lives, primarily up to seven years for processing equipment, up to five years for furniture, fixtures, and automobiles, and over the lesser of the remaining term of the lease or the lives of the leasehold improvements.

STOCK OPTIONS

When stock options are exercised, the proceeds increase stockholders' equity. No amounts are charged or credited to operations.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is `more likely than not'' that the assets will not be realized.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROFIT SHARING PLAN

The Company sponsors a profit sharing plan covering all employees who meet certain eligibility requirements. Company contributions to the Plan are discretionary and subject to the approval of the Board of Directors. Profit sharing expense was $25,000 in 1995, $55,000 in 1994, and $100,000 in 1993.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing net loss after preferred dividend requirements for preferred shares by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Net loss per common share is based upon 7,687,249 shares in 1995, 5,664,446 shares in 1994, and 5,616,201 shares in 1993 (see Note G).

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

                                         1995        1994


Processing equipment and other       $ 7,436,607 $ 7,171,545
Leasehold improvements                 3,311,926   3,592,103
Furniture and fixtures                 1,046,966   1,085,832

                                      11,795,499  11,849,480

Accumulated depreciation and
amortization                           8,664,966   8,580,821

Net book value                       $ 3,130,533 $ 3,268,659



Depreciation and amortization expense on property and equipment for the year ended December 31, 1995 was $1,118,629 ($1,067,674 in 1994 and $1,235,457 in
1993) (See Note L).

D. OTHER ASSETS

Other assets include the following items, net of accumulated amortization of $187,500 in 1995 and $162,500 in 1994 as of December 31:

                                         1995        1994


Non-compete agreements               $   812,500 $   837,500
Other                                    289,256     137,321

                                     $ 1,101,756 $   974,821



E. LONG-TERM DEBT AND OTHER OBLIGATIONS

The detail of long-term debt as of December 31 is:

                                       1995        1994

Note payable to bank due January
1998; varying monthly principal
installments,
plus interest at prime plus 1%      $ 1,366,666$ 1,900,000

Note payable to bank due December
2000; monthly principal
installments of $24,167 plus
interest at prime plus 1%             1,450,000       -

Note payable to bank due July 1998;
monthly principal installments of
$4,167 plus interest at 9%              124,999    179,167

Revolving credit agreements with
suppliers, non-interest-bearing,
expiring December 1998                5,431,000  5,134,000

                                      8,372,665  7,213,167

Portion classified as current           973,338    583,333

                                    $ 7,399,327$ 6,629,834




E. LONG-TERM DEBT AND OTHER OBLIGATIONS (CONTINUED)

At December 31, 1995, the Company had a line of credit for $1,500,000 at prime plus 1% of which $1,000,000 was outstanding. This line of credit expires April 30, 1996. The Company expects to renew this line at least through April 30, 1997 with available borrowing in amounts not yet determined. The Company pays a commitment fee of .625% per annum on the unused portion of the line of credit. At December 31, 1995, the Company had a note payable to a supplier for $750,000. The note is due in June 1996 and bears interest at prime plus 1%. The weighted average interest rate for debt outstanding during 1995 was 9.86%. The carrying value of all debt approximates fair value.

The aggregate annual maturities on the long-term debt for the five years subsequent to December 31, 1995 are $973,338, $973,337, $415,004, $290,004, and
$289,984. Interest paid in 1995, 1994, and 1993 was $377,780, $276,027, and
$386,896, respectively.

Long-term debt and borrowings on the line of credit are secured by substantially all of the Company's assets. The revolving credit agreements require the Company and its franchisees collectively to purchase specified amounts of their requirements for certain products including paper and film through the suppliers.

F. LEASES

At December 31, 1995 and 1994, property and equipment included the following capitalized lease obligations:

                                        1995        1994


Processing equipment                $ 1,384,720 $ 1,316,355
Accumulated amortization                714,798     532,713

                                    $   669,922 $   783,642



Future minimum lease payments for capitalized leases at December 31, 1995 are as follows:

YEAR ENDING DECEMBER 31


1996                                            $ 311,982
1997                                             276,706
1998                                             179,856
1999                                              58,895
2000                                              18,388

Total minimum lease payments                     845,827
Amount representing interest ranging from 8.1%
 to 16.2%                                        108,817

Present value of minimum lease payments          737,010
Current portion                                  240,685

                                                $ 496,325



F. LEASES (CONTINUED)

During 1995, 1994, and 1993, the Company incurred or assumed capital lease obligations aggregating $94,766, $477,000, and $450,000, respectively, in connection with equipment purchases.

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office facilities, and equipment under operating lease agreements. Rental expense for operating leases was $2,854,676 in 1995, $2,714,804 in 1994, and $2,791,182 in 1993, net of sublease rentals of
$406,174, $408,718, and $369,050, respectively.

At December 31, 1995, noncancelable operating leases provide for the following minimum annual obligations and sublease rentals:
                      LEASE     SUBLEASE    NET LEASE
                   OBLIGATIONS   RENTALS   OBLIGATIONS


1996              $1,738,210  $  379,363  $1,358,847
1997               1,436,799     322,608   1,114,191
1998                 969,577     286,357     683,220
1999                 538,944     205,369     333,575
2000                 291,643     100,761     190,882
2001 and
thereafter           726,932     101,059     625,873

Totals            $5,702,105  $1,395,517  $4,306,588




G. STOCKHOLDERS' EQUITY

The Company has authorized 30,000,000 voting common shares and 1,000,000 nonvoting common shares. No shares of the non-voting common stock have been issued and, unless otherwise designated, any reference herein to common shares refers to voting common shares.

In September 1992, the Company issued 370,000 Series E cumulative non-voting Preferred Shares and 630,000 Series F cumulative non-voting Preferred Shares (`Series E and F Stock'') to its primary supplier in exchange for 5,000,000 common shares, the 100,000 Series D Convertible Preferred Shares, and a $2,000,000 15%-subordinated note, all of which the primary supplier purchased from a former shareholder/lender for $10,000,000. Concurrently, 1,200,000 warrants to purchase common shares were issued to the supplier, a supply agreement was entered into, and certain debt was exchanged. Dividends of $619,725 in 1994 and $585,979 in 1993 were accreted for the Series E and F stock, even though no dividends were payable.

In January 1995, concurrently with the redemption of the $1.20 Preferred Shares (discussed below), the Series E and F Stock was exchanged for 1,000,000 cumulative non-voting Series G Preferred Shares (`Series G Stock'') and the warrants were reduced to 1,000,000. Each warrant entitles the holder to buy one common share for $2.38 through 2002, subject to adjustment in certain events.

G. STOCKHOLDER'S EQUITY (CONTINUED)

The Series G Stock has a cumulative annual dividend per share of $.40 in 1995, $.50 in 1996, and $.60 in 1997 and 1998. In 1995, $400,000 of dividends were paid on Series G Stock. The Series G Stock has a dividend rate lower than the Series E and F Stock rate. Therefore, the 1995 dividend requirement on loss applicable to common shares is reduced by $92,646 of previously accreted Series E and F dividends.

The Series G Stock is redeemable at any time by the Company. The holder can redeem the Series G Stock in 1999. The 1999 redemption could be delayed up to one year if the Company's common share price is less than $3.00, in which case the dividend rate would be $.70 per share. Redemption must be in either the Company's common shares at 90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock. If the stock remains unredeemed, the Company would pay $.80 per share in 2000, $.90 per share in 2001, and $1.00 per share per year in 2002 and thereafter.

The Series G Stock agreement contains certain covenants, the most restrictive of which requires the Company and its franchisees collectively to purchase specified amounts of their requirements for certain products through the supplier. If certain covenants are not met and remain uncured, the supplier would have the right to elect the majority of the Company's Directors, and dividends on the Series G stock would increase in 1997.

In January 1995, the Company redeemed each of the 417,500 outstanding $1.20 Preferred Shares in exchange for five common shares and $2.00 in cash. This redemption extinguished the dividends in arrears on its $1.20 Preferred Shares which were $2,004,000 or $4.80 per share. The difference between the market value of the common shares and cash issued in the redemption was $673,219 less than the aggregate liquidation value and dividend arrearage of the $1.20 Preferred Shares. This is reflected as a one time positive adjustment to loss applicable to common shares.

In addition to the warrants discussed above, the Company also has 835,000 other warrants outstanding. Each of these warrants entitles the holder to purchase one common share for $4.25, subject to adjustments in certain events, through December 31, 1996.

As of December 31, 1995, 10,085,397 shares of common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

H. STOCK OPTIONS

The Company has several incentive plans under which the Board of Directors or the Compensation Committee (the Committee) of the Board of Directors may grant awards to officers and key managerial, administrative, and professional employees of the Company. Awards may consist of incentive, non-qualified, and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance equity and performance unit grants, and any other stock-based awards, or any combination of these awards. At December 31,1995 additional awards aggregating up to 475,714 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non qualified stock options.

H. STOCK OPTIONS (CONTINUED)

The following summarizes the activity under these plans as of December 31:

                                 1995                 1994

                           COMMON    AVERAGE   COMMON     AVERAGE
                                                                    The
                           STOCK      PRICE     STOCK      PRICE
                                                                    exercise
                                                                    price of
     Outstanding at                                                 all options
      beginning of year  683,333   $2.53-2.58 895,500     $1.29-2.65granted has
     Granted             503,086    2.22       40,000      2.15     been at
     Exercised            (3,333)   1.31      (76,467)     1.13-1.31least equal
     Expired             (43,800)   2.16      (175,700)    1.31-2.56to the
                                                                    market
     Outstanding at end
                                                                    value at
      of year            1,139,286 $1.29-2.53 683,333     $1.29-2.58
                                                                    the date of
                                                                    grant.  The
     Exercisable at end                                             options are
      of year            553,750              470,000               generally
                                                                    exercisable
                                                                    up to five
years from the grant date with the exception of 228,543 options which under certain circumstances could be exercisable for up to nine years and nine months from the grant date.
Statement of Financial Accounting Standards No. 123, `Accounting for Stock
Based Compensation''was issued in October 1995 and is effective for years beginning after December 15, 1995. The Statement establishes financial accounting and reporting standards for stock based compensation plans. Companies may elect to account for such plans under the fair value method or, as the Company will elect, to continue previous accounting and disclose proforma net earnings and earnings per share as if the fair value method was applied.






I. INCOME TAXES

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

                                  1995          1994        1993


Statutory federal income
 tax                          $ (1,929,000)   $ 391,000    $351,800
Increase (decrease)
 resulting from effect of:
 Operating losses with no
    current tax benefit           2,086,000         -           -
 Nondeductible amortization
  and deductible goodwill
  related to disposed
  assets                          (157,000)      38,800      59,500
 Realization of deferred             -                          -
  tax asset                                   (272,000)
 AMT liability and other             -          198,600      19,300
   State income tax
 expense, net of
      federal benefit                -           68,600      66,400

                              $      -       $  425,000  $  497,000



As a result of quasi-reorganization accounting treatment, $410,000 in 1994 and $443,000 in 1993 are charges in lieu of income taxes. Payment of these amounts is not required due to use of tax loss carryforwards and the resulting financial statement benefit is an addition to paid-in capital.

At December 31, 1995, the Company had tax loss carryforwards of $1,589,000. The carry forwards expire $70,000 in 1996, $341,000 in 1997, $45,000 in 1998,
$63,000 in 2000, and $1,070,000 in 2005. Utilization of $331,000 of the
carryforwards expiring in 1996 and 1997 is restricted to the operations of the entities which created the loss. In addition, the Company has approximately $223,000 of alternative minimum tax credit carryforwards which do not expire.

I. INCOME TAXES (CONTINUED)

Deferred tax assets at December 31 are:

                                  1995        1994        1993


Loss carryforwards            $   604,000 $   532,000 $   645,000
AMT credit carryforwards          223,000     290,000      80,000
Asset impairment reserves       2,204,000        -           -
Receivable allowances              681,000    202,000     366,000
Employee benefit accruals          123,000     94,000     107,000
Inventory valuation
 allowances                        54,000      72,000      77,000
Depreciation                      506,000     197,000     126,000
All other items, net               74,000      25,000     149,000

Total                           4,469,000   1,412,000   1,550,000

Deferred tax valuation
 allowance                    (3,387,000)   (330,000)   (740,000)

Net deferred tax assets       $1,082,000  $ 1,082,000 $   810,000



The valuation allowance was reduced by $410,000 in 1994 and $1,110,000 in 1993. Of these reductions, $410,000 in 1994 and $810,000 in 1993 were added to paid-in capital to reflect deferred tax assets existing at the quasi-reorganization date. At December 31, 1995, approximately $125,000 of the valuation allowance is related to deferred tax assets existing at the quasi-reorganization date. Any subsequent realization of this amount will be recorded as an addition to paid-in capital.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income to utilize the tax benefit of the assets prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.
The Company paid $225,000, $140,000, and $23,000 of estimated income taxes in 1995, 1994, and 1993, respectively, for alternative minimum taxes and state income tax payments.

J. RELATED PARTY TRANSACTIONS

The Company earns incentive management fees for managing one-hour photo processing stores controlled by certain officers and directors of the Company. The Company derived revenues from these stores, including these fees, of approximately $297,000 in 1995, $395,000 in 1994, and $474,000 in 1993.

The Company leases its headquarters from a partnership which is 76%-controlled by certain officers and/or directors for future annual rentals of $216,996. Rent expense for 1995, 1994, and 1993 was $216,996, $209,940, and $202,884,
respectively.

K. CONTINGENCIES

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

L. RESTRUCTURING CHARGE

In the fourth quarter of 1995, the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through company stores. Accordingly, the Company decided to sell as franchises 32 of its company stores and retain only a core group of company stores to serve as testing and research sites for products, services, and systems. Additionally, seven company stores have been or will be closed.

The Company recorded a $5.8 million restructuring charge related to the sale and closure of these stores. The restructuring charge consists of $5.7 million in asset impairment reserves ($5.3 million related to goodwill and $400,000 related to property and equipment) to reduce the $8.1 million carrying value of the stores to be sold or closed to their estimated fair value, less costs to sell and $100,000 for lease termination's.

The Company anticipates the sale of the stores will take approximately two years to substantially complete. The stores to be sold had revenues of $10.6 million and income of $212,000 in 1995. The stores to be closed had revenues of $1.6 million and losses of $354,000 in 1995.

MOTO PHOTO, INC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
     YEAR ENDED        BEGINNING OF   COSTS AND       OTHER                     END OF
  DECEMBER 31, 1995       PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD



Reserves and
Allowances deducted
from Accounts and
Notes Receivable       $  1,152,000  $    705,958 $             $503,958 (1) $  1,354,000
Allowance for Cash
Discounts                    96,000      (23,000)                                  73,000

Allowance for
Inventory
Obsolescence                 94,000        15,235                 39,235 (2)       70,000

Allowance for
Property and
Equipment                       -0-     5,328,000                               5,328,000


Total                  $  1,342,000  $  6,026,193 $        -0-  $    543,193 $  6,825,000



(1) Uncollectible accounts written-off
(2) Disposal of Inventory


MOTO PHOTO, INC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
     YEAR ENDED        BEGINNING OF   COSTS AND       OTHER                     END OF
  DECEMBER 31, 1994       PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD
Reserves and
Allowances deducted
from Accounts and
Notes Receivable       $    802,000  $    415,469 $             $ 65,469 (1) $  1,152,000

Allowance for Cash
Discounts                    81,000        15,000                      -0-         96,000

Allowance for
Inventory
Obsolescence                145,000        86,000               $137,000 (2)       94,000

Allowance for
Property and
Equipment                      -0-            -0-                       -0-           -0-


Total                  $  1,028,000  $    516,469 $        -0-  $    202,469 $  1,342,000




(1) Uncollectible accounts written-off
(2) Disposal of Inventory


MOTO PHOTO, INC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
     YEAR ENDED        BEGINNING OF   COSTS AND       OTHER                     END OF
  DECEMBER 31, 1993       PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD



Reserves and
Allowances deducted
from Accounts and
Notes Receivable       $    737,000  $    595,891 $             $530,891 (1) $    802,000

Allowance for Cash
Discounts                    64,000        17,000                        -0-       81,000

Allowance for
Inventory
Obsolescence                 97,000       121,850               $ 73,850 (2)      145,000

Allowance for
Property and
Equipment                       850        91,207                 92,057 (3)          -0-


Total                  $    898,850  $    825,948 $        -0-  $    696,798 $  1,028,000



(1) Uncollectible accounts written-off
(2) Disposal of Inventory
(3) Disposal of Equipment

EXHIBIT INDEX

Copies of the following documents are filed as exhibits to this report:



     NUMBER              DESCRIPTION



     3.1                 Certificate of Incorporation, as amended
                         (Incorporated by Reference to Exhibit 3.1
                         to Form 10-K dated March 29, 1995)

     3.2                 Exhibit bylaws, as amended
                         (Incorporated by Reference to Exhibit 3.2
                         to Form 10-K dated May 5, 1989)

     4.1                 Certificate of Designation of Series G
                         Preferred Stock (Incorporated by
                         Reference to Exhibit 4.2 to Form 10-K
                         dated March 29, 1995)

     4.2                 Securities Purchase Agreement
                         dated September 9, 1992 between
                         Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. and Exhibits C, E, F and G to such Agreement (Incorporated by Reference to Exhibit 28.1 to Form 8-K dated September 9, 1992)

     10.1*               Employee Incentive Stock Option Plan,
                         as amended
                         (Incorporated by Reference to Exhibit 4.1 to Form S-8 Registration Statement,
                         Registration No. 33-14356)

     10.2*               1992 Moto Photo Performance and Equity
                         Incentive Plan
                         (Incorporated by Reference to Appendix A to the Definitive Proxy Statement for the 1992 Moto Photo Annual Meeting of Shareholders)



     NUMBER              DESCRIPTION




     10.3 Management Agreement dated April 15, 1983, between Foto Fair International, Inc. and National Photo Labs II, Inc.
                         (Incorporated by Reference to Exhibit 10.20 to Form S-1 Registration Statement,
                         Registration No. 2-99676)

     10.4 Amended and Restated Secured Revolving Credit Agreement dated as of March 28,
                         1994 between Moto Photo, Inc. and Bank
                         One, Dayton, National Association
                         (Incorporated by Reference to Exhibit 10.15
                         to Form 10-Q dated August 9, 1994)

     10.5                Second Amended and Restated Security
                         Agreement dated as of May 15, 1994
                         between Moto Photo, Inc. and Bank One,
                         Dayton, National Association
                         (Incorporated by Reference to Exhibit 10.16
                         to Form 10-Q dated August 9, 1994)

     10.6 Amendment to Amended and Restated Secured Revolving Credit Agreement dated April 25, 1995, by and between Moto Photo, Inc. and Bank One, Dayton, N.A.
                         (Incorporated by Reference to Exhibit 10.1
                         to Form 10-Q dated August 14, 1995)

      10.7               Second Amendment to Amended and Restated
                         Secured Revolving Credit Agreement dated as of March 22, 1996 effective December 31, 1995 by and between Moto Photo, Inc. and Bank One, Dayton, NA

     10.8 Term Loan Agreement dated as of May 15, 1994 between Moto Photo, Inc. and Bank One, Dayton, National Association
                         (Incorporated by Reference to Exhibit 10.17
                         to Form 10-Q dated August 9, 1994)

     10.9                First Amendment to Term Loan Agreement
                         dated as of January 27, 1995
                         (Incorporated by Reference to Exhibit 10.9 to Form 10-K dated March 29, 1995)


     NUMBER              DESCRIPTION



      10.10              Second Amendment to Term Loan Agreement
                         dated as of March 22, 1996 effective December 31, 1995 by and between Moto Photo, Inc. and Bank One, Dayton, NA

     10.11 Intercreditor and Subordination Agreement dated September 9, 1992 between Bank One, Dayton, National Association, Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 28.3 to Form 8-K dated September 9, 1992)

     10.12               Amendment dated March 10, 1993 to
                         Intercreditor Agreement between Bank One,
                         Dayton, National Association, Fuji Photo
                         Film U.S.A., Inc. and Moto Photo, Inc.
                         (Included in Exhibit 10.9 above)

     10.13 Term Promissory Note and Security Agreement dated as of June 7, 1995, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2
                         to Form 10-Q dated August 14, 1995)
     10.14               Amended Supply Agreement dated as of
                         January 11, 1995 between Moto Photo, Inc.
                         and Fuji Photo Film U.S.A., Inc.
                         (Incorporated by Reference to Exhibit 10.12
                         to Form 10-K dated March 29, 1995)

     10.15               Amendment No. 1 to Warrant Certificate
                         held by Fuji Photo Film U.S.A., Inc.
                         (Incorporated by Reference to Exhibit 10.13
                         to Form 10-K dated March 29, 1995)

     10.16               Lease dated as of August 27, 1990
                         between Moto Photo, Inc. and Sycamore
                         Partnership
                         (Incorporated by Reference to Exhibit 10.18
                         to Form 10-K dated March 29, 1991)

     10.17* Employment Agreement effective January 1, 1994 with Michael F. Adler
                         (Incorporated by Reference to Exhibit 10.18
                         to Form 10-Q dated May 13, 1994)

     NUMBER              DESCRIPTION




     10.18*              Employment Agreement effective June 23,
                         1993 with David A. Mason
                         (Incorporated by Reference to Exhibit 10.24
                         to Form 10-Q dated March 22, 1994)

     10.19* Employment Agreement effective September 21, 1992, as amended, with Frank M. Montano
                         (Incorporated by Reference to Exhibit 10.29 to Form 10-K dated March 25, 1993 and to
                         Exhibit 10.31 to Form 10-K dated March 22, 1994)

     10.20*              Employment Agreement effective September 18,
                         1994 with Robert Galastro
                         (Incorporated by Reference to Exhibit 10.27
                         to Form 10-Q dated November 10, 1994)

     10.21*              Bonus Arrangements for Certain Officers

     11                  Statement Re: Computation of
                         Per Share Earnings

     22                  List of subsidiaries of the Company

     24                  Consents of Ernst & Young, LLP

     27                  Financial Data Schedule


*Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.