Form 10-Q
period 1996-03-31
MOTO PHOTO INC
filed 1996-05-09
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended :    March 31, 1996

                                       OR

   { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from               to
                                      --------------    ----------------


                        Commission file number:  0-11927


                                 Moto Photo Inc.

             (Exact name of registrant as specified in its charter)

                   Delaware                      31-1080650

      (State or other jurisdiction of      (IRS Employer Identification Number)
       Incorporation or organization)

                     4444 Lake Center Dr. Dayton, OH  45426

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

                               Yes       No
                                  ------   ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                               As of May 8, 1996:
              7,785,973 - Voting Common,   0 - Non - Voting Common




MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                        March 31,  December 31,
                                                          1996         1995
Assets
Current assets:
 Cash                                                  $   457,054 $  1,539,688
 Accounts receivable, less allowances of $844,000 in
  1996 and $769,000 in 1995                              4,645,035    5,068,668
 Notes receivable, less allowances of $70,000 in 1996
 and 1995                                                  269,000      269,000
 Inventory                                               1,418,342    1,681,351
 Deferred tax assets                                       730,000      730,000
 Prepaid expenses                                          556,650      564,131

Total current assets                                     8,076,081    9,852,838

Property and equipment                                   2,949,473    3,130,533

Other assets:
 Notes receivable, less allowances of $515,000 in
  1996 and 1995                                          1,683,407    1,695,397
 Cost of franchises and contracts acquired                 281,880      293,565
 Goodwill                                                4,869,626    4,898,385
 Deferred tax assets                                       352,000      352,000
 Other assets                                            1,092,829    1,101,756


Total assets                                           $19,305,296 $ 21,324,474





MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                        March 31, December 31,
                                                          1996        1995
Liabilities and stockholders' equity
Current liabilities:
 Line of credit                                        $   800,000$  1,000,000
 Note payable                                              750,000     750,000
 Accounts payable                                        5,811,635   6,711,669
 Accrued payroll and benefits                              683,458     740,742
 Accrued expenses                                          553,631     815,221
 Current portion of long-term obligations                1,219,333   1,214,023
 Other                                                     238,289     173,000

Total current liabilities                               10,056,346  11,404,655

Long-term debt                                           7,214,334   7,399,327
Capitalized leases                                         429,971     496,325
Deferred revenue                                           115,842     115,842

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred shares,
     1,000,000 shares issued and outstanding with
     preferences aggregating $10,000,000                    10,000      10,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,785,973 in 1996
   and 1995                                                 77,860      77,860
 Paid-in capital                                         6,961,440   7,013,610
  (Deficit)retained earnings subsequent to June 30,    (5,560,497) (5,193,145)
  1991

Total stockholders' equity                               1,488,803   1,908,325

Total liabilities and stockholders' equity             $19,305,296$ 21,324,474






MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months         Three Months
                                                  Ended                 Ended
                                               March 31,1996       March 31,1995
Revenues
Company store sales                            $   3,836,931    $   4,112,203
Merchandise sales                                  3,401,608        2,941,702
Royalties                                            941,852          891,263
Franchise fees                                        78,918          312,213
Investment income                                     39,999           18,951
Gain on sale of stores                                  0                      0
Other income                                         121,997           58,013

                                                   8,421,305        8,334,345

Expenses
Company store cost of sales and                    3,641,488        3,877,421
 operating expenses
Merchandise cost of sales and                      2,984,583        2,436,677
 operating expenses
Selling, general, and                              1,701,460        1,890,968
 administrative costs
Advertising                                          359,618          401,558
Depreciation and amortization                        181,999          363,872
Interest expense                                     107,680           77,817

                                                   8,976,828        9,048,313


Income (Loss) Before Income Taxes                   (555,523)        (713,968)
Income tax benefit (expense)                         261,000          321,000

Net Income (Loss)                                   (294,523)        (392,968)
Preferred Stock Dividend                             (72,830)         (87,824)
 Requirements
Adjustment to Income Applicable to                      0             673,219
 Common Stock


Net Income (loss) Applicable to             $       (367,353)   $     192,427
Common Stock



Net Income (loss) Per Common Share         $            (.05)   $         .03



Average Shares Outstanding                         7,785,973        7,388,334













MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)
                                         Three Months   Three Months
                                            Ended          Ended
                                          March 31,      March 31,
                                             1996           1995
Operating Activities
Net (loss) income                       $    (294,523) $    (392,968)
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Provision for income taxes                 (261,000)      (321,000)
  Depreciation and amortization               181,999        363,872
  Provision for losses on inventory           178,912         62,088
   and receivables
  Notes receivable increase from sale         (15,000)        0
   of franchise
  Provision for gain on disposition of         0              (3,000)
   assets
  Increase (decrease) resulting from
   changes in:
   Accounts receivable                        (73,333)      (381,549)
   Inventory and prepaid expenses             504,688        277,692
   Other assets                                   247        (34,429)
   Accounts payable and accrued              (835,407)      (930,470)
     expenses
   Deferred revenues and other                 65,291         69,944
     liabilities

Net cash provided by (used                   (548,126)    (1,289,820)
in)operating activities


Investing Activities
Purchases of  equipment and leaseholds        (20,486)      (143,081)
Proceeds from sale of assets                   0               3,000
Payments received on notes receivable          57,015         22,675

Net cash provided by (used in)                 36,529       (117,406)
 investing activities


Financing Activities
Proceeds from revolving line of credit      1,700,000        700,000
 and borrowings
Principal payments on revolving line
 of credit, long-term debt and capital     (2,146,037)      (264,840)
 lease obligations
Payments of preferred dividends              (125,000)      (100,000)
Payments related to redemption of              0            (853,663)
 preferred stock

Net cash provided by (used in)               (571,037)      (518,503)
 financing activities

Increase (decrease) in cash and            (1,082,634)    (1,925,729)
equivalents
Cash and cash equivalents at beginning      1,539,688      2,269,722
of year

Cash and cash equivalents at end of      $    457,054  $     343,993
period






                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                 ``UNAUDITED''

 1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial postion and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1995.

     The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarterd dates may vary from the calendar quarter dates, (i.e. March 30 vs. March 31 for the first quarter 1996), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2. The first three months of the year are seasonally slower and do not represent 25% of the year.

 3. In the first quarter 1996, $125,000 of dividends were paid on the Series G preferred shares. Of this amount $52,170 was for previously reported and accreted dividends.

 4. On March 22, 1996, the Company renewed its line of credit allowing for borrowings up to $2.5 million through September 30, 1996 and $1.5 million from October 1, 1996 through April 30, 1997.

 5. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

 6. Certain amounts have been reclassified in the 1995 financial statements to conform with 1996 presentation.



                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS 1996 VS 1995

 The Company reported a net loss of $294,523 and a loss per common share of $.05 for the first quarter 1996 compared to a net loss of $392,968, and earnings per common share of $.03 for the first quarter 1995. 1995 per share earnings include a one-time positive adjustment of $673,219, or nine cents per share, related to the redemption of the $1.20 preferred shares. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down 1% for the first quarter 1996 compared to the same period a year ago primarily due to fewer stores in operation. Sales from comparable Company stores were flat with increased merchandise and portrait sales offset by lower film processing sales of approximately 0.5%.

 Merchandise sales increased $460,000 or 16% for the first quarter 1996 compared to the first quarter 1995. This increase is primarily the result of new products being sold by the Company in addition to the increasing number of franchise stores in operation from 365 on March 31, 1995 to 385 on March 31, 1996. Continued growth in merchandise sales is anticipated through 1996 as the Company completes the transition back to Fuji paper and regains customers.

 Royalty revenues increased $51,000, or 6%, for the first quarter 1996 compared to the first quarter 1995, as a result of increased franchise stores in addition to approximately a 9% increase in franchisee comparable store sales.

 Franchise fees were down $233,000, or 75%, for the first quarter 1996 compared to the first quarter 1995, as a result of fewer franchise store openings from six in the first quarter 1995 to two in the first quarter 1996.

 Company store cost of sales and operating expenses fell $246,000, or 6%, for the first quarter 1996 compared to the first quarter 1995. This decrease reflects the Company's planned reduction in labor and fixed costs related to Company store operations.
 Merchandise cost of sales and operating expenses increased $548,000, or 22%, for the first quarter 1996 compared to the first quarter 1995 following increased merchandise sales and increased allowances for bad debts.

 Selling, general, and administrative costs decreased $190,000, or 10%, for the first quarter 1996 compared to the first quarter 1995. This decrease reflects the Company's planned cost reductions, particularly in the franchise development area.

 Depreciation and amortization charges were $182,000 lower in the first quarter 1996 compared to the first quarter 1995 primarily due to the restructuring charge taken in the fourth quarter of 1995 which adjusted the carrying value of company stores held for sale to their fair value thus requiring no depreciation charges on these stores.

 Interest expense is up $30,000 compared to the same period a year ago due to increased borrowings.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES


 For the first quarter 1996, cash used in operating activities decreased by $742,000 compared to the same period a year ago. This improvement in cashflow is primarily the result of less of an increase in accounts receivable, larger reductions in inventory and prepaid items, improved net loss, and less of a decrease in accounts payable and accrued expenses. Cash provided by investing activities increased $154,000 for the first quarter 1996 from the same period a year ago due to lower capital expenditures and increased collections on notes receivable.

 Cash used in financing activities increased $53,000 for the first quarter 1996 compared to the same period a year ago primarily due to no payments related to the redemption of preferred stock in 1996 offset by increased dividend and principal payment requirements.

 The Company historically operates with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a deficit working capital. The factors which contribute to this are the substantial percentage of sales for cash, favorable terms with suppliers, significant non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit availability to meet seasonal needs. However, if the Company suffers a moderate decline from its planned operational levels, additional funding would be required from one or more of the following sources: added equity or credit sources, the sale or liquidation of certain assets, reduction of capital expenditures, or adjustment of debt retirement schedules. Added liquidity is contemplated from the refranchising of 32 Company stores, however, this process is anticipated to take up to two years to complete.









PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                              MOTO PHOTO, INC.



                              By /s/  David A Mason
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer


Date:     May 8, 1996












                                  EXHIBITS TO

                                   FORM 10-Q

                        for the quarter ended March 31, 1996




     Copies of the following documents are filed as exhibits to this report:


No.       Description

3.1       Certificate of Incorporation, as amended
          (Incorporated by Reference to Exhibit 3.1 to Form
          10-K dated March 29, 1995)

3.2 Bylaws, as amended (Incorporated by Reference to Exhibit 3.2 to Form 10-K dated May 5, 1989)

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

10.1 Promissory Note Modification Agreement dated March 22, 1996 between Moto Photo, Inc. and Bank One, Dayton, N.A.

11        Statement Re: Computation of Per Share Amounts

27        Financial Data Schedule