Form 10-Q
period 1996-06-30
MOTO PHOTO INC
filed 1996-08-09
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the quarterly period ended :    June 30, 1996

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

                              Yes         No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                              As of July 31, 1996:
              7,785,973 - Voting Common,   0 - Non - Voting Common



MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                     June 30,      December 31,
                                                       1996            1995

Assets
Current assets:
 Cash                                             $     660,949   $   1,539,688
 Accounts receivable, less allowances of
  $844,000 in 1996 and $769,000 in 1995               5,087,211       5,068,668
 Notes receivable, less allowances of $70,000 in
  1996 and 1995                                         223,000         269,000
 Inventory                                            1,426,276       1,681,351
 Deferred tax assets                                    730,000         730,000
 Prepaid expenses                                       283,352         564,131

Total current assets                                  8,410,788       9,852,838

Property and equipment                                2,895,163       3,130,533

Other assets:
 Notes receivable, less allowances of $515,000
  in 1996 and 1995                                    1,888,590       1,695,397
 Cost of franchises and contracts acquired              270,196         293,565
 Goodwill                                             4,840,867       4,898,385
 Deferred tax assets                                    352,000         352,000
 Other assets                                         1,083,320       1,101,756


Total assets                                      $  19,740,924   $  21,324,474









MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                 June 30,     December 31,
                                                   1996           1995

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                               $  1,300,000    $  1,000,000
 Note payable                                      650,000         750,000
 Accounts payable                                5,806,026       6,711,669
 Accrued payroll and benefits                      637,758         740,742
 Accrued expenses                                  654,047         815,221
 Current portion of long-term obligations        1,225,333       1,214,023
 Other                                             179,257         173,000

Total current liabilities                       10,452,421      11,404,655
Long-term debt                                   7,112,660       7,399,327
Capitalized leases                                 386,843         496,325
Deferred revenue                                   115,842         115,842

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred
     shares, 1,000,000 shares issued and
     outstanding with preferences aggregating
     $10,000,000                                    10,000          10,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,785,973
   in 1996 and 1995                                 77,860          77,860
 Paid-in capital                                 6,908,933       7,013,610
  (Deficit)retained earnings subsequent to      (5,323,635)     (5,193,145)
  June 30, 1991

Total stockholders' equity                       1,673,158       1,908,325

Total liabilities and stockholders' equity    $ 19,740,924    $ 21,324,474








MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                      Three Months    Three Months    Six Months     Six Months
                                         Ended           Ended           Ended           Ended
                                      June 30,1996    June 30,1995   June 30,1996    June 30,1995

Company store sales                  $   4,774,962   $   5,197,738   $   8,611,893   $   9,309,941
Merchandise sales                        4,442,147       4,015,935       7,843,755       6,957,637
Royalties                                1,082,903       1,066,311       2,024,755       1,957,574
Franchise fees                             266,529         345,946         345,447         658,159
Investment income                           62,205          50,380         102,204          69,331
Other income                               161,098          88,388         283,095         157,508

                                        10,789,844      10,764,698      19,211,149      19,110,150

Expenses
Company store cost of sales and
 operating expenses                      3,809,987       4,238,162       7,451,475       8,115,583
Merchandise cost of sales and
 operating expenses                      3,811,314       3,423,658       6,795,897       5,860,335
Selling, general, and
 administrative costs                    1,816,412       2,092,791       3,517,872       3,994,865
Advertising                                442,608         391,730         802,226         793,289
Depreciation and amortization              181,752         365,046         363,751         728,918
Interest expense                           147,415          96,652         255,095         174,469

                                        10,209,488      10,608,039      19,186,316      19,667,459


Income (Loss) Before Income Taxes          580,356         156,659          24,833        (557,309)
Income tax benefit (expense)              (271,000)        (98,000)        (10,000)        223,000

Net Income (Loss)                          309,356          58,659          14,833        (334,309)
Preferred Stock Dividend
 Requirements                              (72,493)        (73,349)       (145,323)       (161,173)
Adjustment to Income Applicable to
 Common Stock                                    0               0               0         673,219


Net Income (loss) Applicable to
Common Stock                         $     236,863   $     (14,690)  $    (130,490)  $     177,737



Net Income (loss) Per Common Share   $        0.03   $       (0.00)  $       (0.02)  $        0.02



Average Shares Outstanding               7,785,973       7,783,263       7,785,973       7,586,890










MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                                 Six Months     Six Months
                                                    Ended          Ended
                                                  June 30,       June 30,
                                                    1996           1995

Operating Activities
Net income (loss)                               $     14,833   $  (334,309)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for income taxes                          10,000      (223,000)
  Depreciation and amortization                      363,751       728,918
  Provision for losses on inventory and
   receivables                                       367,897       147,316
  Notes receivable increase from sale of
   franchise                                         (30,000)            0
  Provision for (gain) or loss on disposition
   of assets                                               0        29,980
  Increase (decrease) resulting from changes
   in:
   Accounts receivable                              (662,929)   (1,384,668)
   Inventory and prepaid expenses                    523,854       120,022
   Other assets                                       15,502       (10,494)
   Accounts payable and accrued expenses          (1,169,801)     (742,266)
   Deferred revenues and other liabilities            (3,743)      175,910

Net cash provided by (used in) operating
activities                                          (570,636)   (1,492,591)


Investing Activities
Purchases of  equipment and leaseholds               (50,474)     (541,715)
Proceeds from sale of assets                          68,000         4,220
Payments received on notes receivable                134,580        74,094

Net cash provided by (used in) investing

 activities                                          152,106      (463,401)


Financing Activities
Proceeds from revolving line of credit and
 borrowings                                        4,100,000     2,282,592
Principal payments on revolving line of
 credit, long-term debt and capital lease
 obligations                                      (4,310,209)   (1,447,120)
Payments of preferred dividends                     (250,000)     (200,000)
Proceeds from stock option exercise                        0         4,375
Payments related to redemption of preferred                       (853,664)
 stock                                                     0

Net cash provided by (used in) financing
 activities                                         (460,209)     (213,817)


Increase (decrease) in cash and equivalents         (878,739)   (2,169,809)
Cash and cash equivalents at beginning of          1,539,688     2,269,722
period

Cash and cash equivalents at end of period      $    660,949   $    99,913






                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial postion and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31,1995.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. June 29 vs. June 30 for the second quarter 1996), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first six months of the year are seasonally slower and do not represent 50% of the year.

 3.In the first six months of 1996 $250,000 of dividends were paid on the Series G preferred shares. Of this amount $104,677 was for previously reported and accreted dividends.

 4.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

 5.Certain amounts have been reclassified in the 1995 financial statements to conform with 1996 presentation.



                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS 1996 VS 1995

 The Company reported net income of $309,356 and income per common share of $.03 for the second quarter 1996, compared to net income of $58,659 and earnings per common share of $.00 for the second quarter 1995. For the six months ended June 30, 1996, the Company recorded net income of $14,833 and a loss per common share of $.02 compared to a loss of $334,309 and earnings per common share of $.02 for the same period a year ago. 1995 per share earnings include a one-time positive adjustment of $673,219, or nine cents per share, related to the redemption of the $1.20 Preferred shares. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $423,000, or 8% for the second quarter 1996, and down $698,000, or 8% on a year-to-date basis compared to the same period a year ago primarily due to fewer Company stores in operation. Sales from comparable Company stores were flat with increased merchandise and portrait sales offset by lower film processing sales of approximately 1%.

 Merchandise sales increased $426,000, or 11% for the second quarter 1996, and $886,000, or 13% on a year-to-date basis compared to the same period a year ago. This increase is primarily the result of new products being sold by the Company in addition to the increasing number of U.S. franchise stores in operation from 289 on June 30, 1995 to 306 on June 30, 1996. Continued growth in merchandise sales is anticipated through 1996 as the Company completes the transition back to Fuji paper and regains customers.

 Royalty revenues increased $17,000, or 2% for the second quarter 1996, and $67,000, or 3% year-to-date compared to the same period a year ago primarily as a result of an increase in franchisee comparable store sales.

 Franchise fees were down $79,000, or 23% for the second quarter 1996, and $313,000, or 48% year-to-date compared to the same period a year ago due to 13 franchise store openings in the first six months of 1995 and only nine in the first six months of 1996.

 Investment income was up $12,000, or 23% for the quarter and $33,000, or 47% year-to-date due to a higher notes receivable balance.

 Other income increased $73,000, or 82% for the quarter and $126,000, or 80% year-to-date due to increasing telemarketing service revenues.

 Company store cost of sales and operating expenses fell $428,000, or 10% for the second quarter 1996, and $664,000, or 8% year-to-date compared to the same period a year ago. This decrease reflects the Company's planned reduction in labor and fixed costs related to Company store operations.

 Merchandise cost of sales and operating expenses increased $388,000, or 11% for the second quarter 1996, and $936,000, or 16% year-to-date compared to the same period a year ago consistent with increased merchandise sales.



                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



 RESULTS OF OPERATIONS 1996 VS 1995 (CONTINUED)

 Selling, general, and administrative costs decreased $276,000, or 13%, for the second quarter 1996, and $477,000, or 12% year-to-date compared to the same period a year ago. This decrease reflects the Company's planned cost reductions, particularly in the franchise development area.

 Depreciation and amortization charges were $183,000 lower in the second quarter 1996, and $365,000, or 50% lower year-to-date compared to the same period a year ago primarily due to the restructuring charge taken in the fourth quarter of 1995 which adjusted the carrying value of company stores held for sale to their fair value thus requiring no depreciation charges on these stores.

 Interest expense was up $51,000 for the quarter and $81,000, or 46% year-to-date compared to the same period a year ago due to increased borrowings.



 LIQUIDITY AND CAPITAL RESOURCES


 For the first six months of 1996, cash used in operating activities decreased by $922,000 compared to the same period a year ago. This improvement is primarily the result of less of an increase in accounts receivable, larger reductions in inventory and prepaid items, and improved net income offset by a decrease in accounts payable and accrued expenses.

 Cash provided by investing activities increased $616,000 for the first six months of 1996 from the same period a year ago primarily due to lower capital expenditures and increased collections on notes receivable.

 Cash used in financing activities increased $246,000 for the first six months of 1996 compared to the same period a year ago primarily due to payments related to the redemption of preferred stock in 1995 offset by increased dividend and principal payment requirements.

 The Company historically operates with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a deficit working capital. The factors which contribute to this are the substantial percentage of sales for cash, favorable terms with suppliers, significant non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit availability to meet seasonal needs. However, if the Company suffers a moderate decline from its planned operational levels, additional funding would be required from one or more of the following sources: added equity or credit sources, the sale or liquidation of certain assets, reduction of capital expenditures, or adjustment of debt retirement schedules. Added liquidity is contemplated from the refranchising of 31 Company stores, however, this process is anticipated to take up to two years to complete.




PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  On June 27, 1996, the Company held its annual meeting of shareholders.

     (c) At the meeting the shareholders voted on the election of the following directors. The voting tabulation for each director if set next to his name.

                                Votes For         Votes Withheld

Michael F. Adler                5,901,920             45,680
Frank W. Benson                 5,907,620             39,980
Leslie Charm                    5,907,570             40,030
Dexter B. Dawes                 5,907,420             40,180
Harry D. Loyle                  5,906,620             40,980
David A. Mason                  5,902,570             45,030
Douglas M. Thomsen              5,907,720             39,980

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                              MOTO PHOTO, INC.



                              By /s/ David A Mason
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer


Date:      August 6, 1996




                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                                 June 30, 1996



No.       Description

10.1      Employment Agreement dated June 1, 1996 with Frank M.
          Montano

10.2      Employment Agreement dated June 1, 1996 with David A.
          Mason

11        Statement Re:  Computation of Per Share Amounts

27        Financial Data Schedule