Form 10-Q
period 1996-09-30
MOTO PHOTO INC
filed 1996-11-05
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the quarterly period ended :    September 30, 1996

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


                                   (937) 854-6686

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

                              Yes         No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                            As of October 18, 1996:
              7,785,973 - Voting Common,   0 - Non - Voting Common




MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                  September 30,   December 31,
                                                       1996           1995

Assets
Current assets:
 Cash                                             $     467,361   $ 1,539,688
 Accounts receivable, less allowances of
  $844,000 in 1996 and $769,000 in 1995               4,708,522     5,068,668
 Notes receivable, less allowances of $70,000 in
  1996 and 1995                                         359,958       269,000
 Inventory                                            1,656,950     1,681,351
 Deferred tax assets                                    730,000       730,000
 Prepaid expenses                                       205,111       564,131

Total current assets                                  8,127,902     9,852,838

Property and equipment                                3,076,644     3,130,533

Other assets:
 Notes receivable, less allowances of $515,000
  in 1996 and 1995                                    1,910,888     1,695,397
 Cost of franchises and contracts acquired              258,523       293,565
 Goodwill                                             4,779,943     4,898,385
 Deferred tax assets                                    352,000       352,000
 Other assets                                         1,075,809     1,101,756

Total assets                                      $  19,581,709   $21,324,474






MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                              September 30,    December 31,
                                                   1996            1995

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                               $    200,000    $  1,000,000
 Note payable                                      550,000         750,000
 Accounts payable                                5,677,339       6,711,669
 Accrued payroll and benefits                    1,033,830         740,742
 Accrued expenses                                  992,312         815,221
 Current portion of long-term obligations        1,274,998       1,214,023
 Other                                             250,179         173,000

Total current liabilities                        9,978,658      11,404,655

Long-term debt                                   6,810,994       7,399,327
Capitalized leases                                 474,771         496,325
Deferred revenue                                   115,842         115,842

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred
     shares, 1,000,000 shares issued and
     outstanding with preferences aggregating
     $10,000,000                                    10,000          10,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,785,973
   in 1996 and 1995                                 77,860          77,860
 Paid-in capital                                 6,856,087       7,013,610
 (Deficit)retained earnings subsequent to
  June 30, 1991                                 (4,742,503)     (5,193,145)

Total stockholders' equity                       2,201,444       1,908,325

Total liabilities and stockholders' equity    $ 19,581,709    $ 21,324,474







MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                     Three Months  Three Months   Nine Months   Nine Months
                                         Ended         Ended         Ended         Ended
                                     Sep 30, 1996  Sep 30, 1995   Sep 30, 1996  Sep 30, 1995
REVENUES
     Company store sales             $ 4,903,101   $ 5,180,741   $13,514,994    $14,490,682
     Merchandise sales                 4,642,682     4,095,436    12,486,437     11,053,073
     Royalties                         1,309,681     1,178,695     3,334,436      3,136,269
     Franchise fees                      158,119       554,332       503,566      1,212,491
     Investment income                    51,721        49,797       153,925        119,128
     Gain on Sale of Stores              444,270        41,266       444,270         41,266
     Other Income                        184,968       189,158       468,063        346,666

                                      11,694,542    11,289,425    30,905,691     30,399,575


EXPENSES
     Company stores cost of sales and
       operating expenses              3,934,746     4,318,583    11,386,221     12,434,166
     Merchandise cost of sales and
       operating expenses              4,597,439     4,234,622    11,393,336     10,094,957
     Selling, general, and
       administrative expenses         1,512,648     1,488,719     5,030,520      5,483,584
     Advertising                         337,223       421,300     1,139,449      1,214,589
     Depreciation and amortization       191,489       422,806       555,240      1,151,724
     Interest expense                    116,711       102,150       371,806        276,619

                                      10,690,256    10,988,180    29,876,572     30,655,639


INCOME (LOSS) BEFORE INCOME TAXES      1,004,286       301,245     1,029,119       (256,064)
     Income tax (expense) benefit       (351,000)     (121,000)     (361,000)       102,000

NET INCOME (LOSS)                        653,286       180,245       668,119       (154,064)
     Adjustment to Income App. to
     Common Stock                                            0                      673,219
     Preferred Stock Dividend
     Requirements                        (72,154)      (73,177)     (217,477)      (234,350)

NET INCOME (LOSS) APPLIED TO COMMON
   STOCK                             $   581,132   $   107,068   $   450,642    $   284,805



NET INCOME (LOSS) PER COMMON SHARE   $       .07   $       .01   $       .06    $       .04



AVERAGE SHARES OUTSTANDING             7,785,973     7,785,973     7,785,973      7,653,980













MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                   September 30,  September 30,
                                                       1996            1995
Operating Activities
Net income (loss)                                  $    668,119   $  (154,064)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for income taxes                            361,000       (102,000)
  Depreciation and amortization                         555,240      1,151,724
  Provision for losses on inventory and
   receivables                                          560,219        325,179
  Notes receivable increase from sale of
   franchise                                           (100,000)      (181,361)
  Provision for (gain) or loss on disposition
   of assets                                           (382,812)        (6,617)
  Increase (decrease) resulting from changes
   in:
   Accounts receivable                                 (785,275)    (1,719,659)
   Inventory and prepaid expenses                       365,421        108,661
   Other assets                                          22,710         (6,848)
   Accounts payable and accrued expenses               (564,151)       (31,623)
   Deferred revenues and other liabilities             (283,821)        (4,991)

Net cash provided by (used in) operating
  activities                                            416,650       (621,599)


Investing Activities
Purchases of  equipment and leaseholds                 (220,285)    (1,013,970)
Proceeds from sale of assets                            540,564         32,220
New notes receivable                                    (15,000)             0
Payments received on notes receivable                   367,830        110,548

Net cash provided by (used in) investing
 activities                                             673,109       (871,202)
Financing Activities
Proceeds from revolving line of credit and
 borrowings                                           5,600,000      5,043,383
Principal payments on revolving line of
 credit, long-term debt and capital lease
 obligations                                         (7,387,086)    (3,833,265)
Payments of preferred dividends                        (375,000)      (300,000)
Proceeds from stock option exercise                           0          4,375
Payments related to redemption of preferred
 stock                                                        0       (868,435)

Net cash provided by (used in) financing
 activities                                          (2,162,086)        46,058


Increase (decrease) in cash and equivalents          (1,072,327)    (1,446,743)
Cash and cash equivalents at beginning of
period                                                1,539,688      2,269,722

Cash and cash equivalents at end of period         $    467,361   $    822,979






                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial postion and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31,1995.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. September 28 vs. September 30 for the third quarter 1996), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first nine months of the year are seasonally slower and do not represent 75% of the year.

 3.In the first nine months of 1996 $375,000 of dividends were paid on the Series G preferred shares. Of this amount $157,523 was for previously reported and accreted dividends.

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






                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS 1996 VS 1995

 The Company reported net income of $653,286 and income per common share of $.07 for the third quarter 1996, compared to net income of $180,245 and earnings per common share of $.01 for the third quarter 1995. For the nine months ended September 30, 1996, the Company recorded net income of $668,119 and income per common share of $.06 compared to a loss of $154,064 and earnings per common share of $.04 for the same period a year ago. 1995 per share earnings include a one-time positive adjustment of $673,219, or nine cents per share, related to the redemption of the $1.20 Preferred shares. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $278,000, or 5% for the third quarter 1996, and down $976,000, or 7% on a year-to-date basis compared to the same period a year ago primarily due to fewer Company stores in operation. Sales from comparable Company stores have increased approximately 1% year to date with higher merchandise and portrait sales offset by lower film processing sales.

 Merchandise sales increased $547,000, or 13% for the third quarter 1996, and $1.4 million, or 13% on a year-to-date basis compared to the same period a year ago. This increase is primarily the result of new products being sold by the Company, an increase in the number of U.S. franchise stores in operation from 297 on September 30, 1995 to 305 on September 30, 1996, and increased sales at franchise stores.

 Royalty revenues increased $131,000, or 11% for the third quarter 1996, and $198,000, or 6% year-to-date compared to the same period a year ago primarily as a result of more franchise stores in operation in adddition to an increase in franchisee comparable store sales of approximately 7%.

 Franchise fees were down $396,000, or 71% for the third quarter 1996, and $709,000, or 58% year-to-date compared to the same period a year ago due to 25 franchise store openings in the first nine months of 1995 and only 16 in the first nine months of 1996.

 Investment income was up $1,900, or 4% for the quarter and $35,000, or 29% year-to-date due to a higher notes receivable balance.

 In the third quarter 1996, the Company sold the lease rights for a company owned store. This one-time event impacted pre-tax earnings by approximately $300,000. Additionally, the Company reported a gain on the refranchising of one company store in the third quarter of 1996, and one company store in the third quarter 1995.

 Other income increased $90,000, or 91% for the quarter and $126,000, or 57% year-to-date due to increasing telemarketing service revenues.





 RESULTS OF OPERATIONS 1996 VS 1995 (CONTINUED)

 Company store cost of sales and operating expenses fell $384,000, or 9% for the third quarter 1996, and $1.05 million, or 8% year-to-date compared to the same period a year ago. This decrease generally reflects the Company's planned reduction in labor and fixed costs related to Company store operations.

 Merchandise cost of sales and operating expenses increased $363,000, or 9% for the third quarter 1996, and $1.3 million, or 13% year-to-date compared to the same period a year ago following increased merchandise sales.

 Selling, general, and administrative costs increased $24,000, or 2%, for the third quarter 1996, and decreased $453,000, or 8% year-to-date compared to the same period a year ago. This decrease reflects the Company's planned cost reductions, particularly in the franchise development area.

 Depreciation and amortization charges were $231,000 lower in the third quarter 1996, and $596,000, or 52% lower year-to-date compared to the same period a year ago primarily due to the restructuring charge taken in the fourth quarter of 1995 which adjusted the carrying value of company stores held for sale to their fair value thus requiring no depreciation charges on these stores.

 Interest expense was up $15,000 for the quarter and $95,000, or 34% year-to-date compared to the same period a year ago due to increased borrowings.


 LIQUIDITY AND CAPITAL RESOURCES

 For the first nine months of 1996, cash provided by operating activities increased by $1.04 million compared to the same period a year ago. This improvement is primarily the result of less of an increase in accounts receivable, larger reductions in inventory and prepaid items, and improved net income offset by larger reductions in accounts payable and accrued expenses.

 Cash provided by investing activities increased $1.5 million for the first nine months of 1996 from the same period a year ago primarily due to lower capital expenditures, increased proceeds from the sale of assets and increased collections on notes receivable.

 Cash used in financing activities increased $2.2 million for the first nine months of 1996 compared to the same period a year ago primarily due to increased dividend and principal payment requirements offset by payments related to the redemption of preferred stock in 1995.

 The Company historically operates with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a deficit working capital. The factors which contribute to this are the substantial percentage of sales for cash, favorable terms with suppliers, significant non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit availability to meet seasonal needs. However, if the Company suffers a moderate decline from its planned operational levels, additional funding would be required from one or more of the following sources: added equity or credit sources, the sale or liquidation of certain assets, reduction of capital expenditures, or adjustment of debt retirement schedules. Added liquidity is contemplated from the refranchising of 29 Company stores, however, this process is anticipated to take up to two years to complete.




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On August 7, 1996, the Company signed a settlement agreement in Moto Photo, Inc.
v. James Monsour (United States District Court for the Eastern Division of Missouri, Case No. 94V1549 CAS). The Company filed the lawsuit August 8, 1994 against defendant, an individual who purportedly purchased a One Hour MotoPhoto store and franchise from a corporation which, at the time of the purported sale, was also an Area Developer for the Company. The Company alleged that the defendant was using its trademarks and service marks without license and also alleged violation of the Federal trademark Act for trademark infringement and other claims relating to the defendant's unauthorized use of the Company's marks. The Company sought an injunction against continued use of the marks, damages, treble damages, costs of suit, and attorney fees. The defendant counterclaimed against the Company and the former Area Developer, and alleging against the Company, primarily on the basis of the alleged acts of the former Area Developer, negligent misrepresentation, fraudulent misrepresentation and fraud, negligence, breach of the federal franchise laws, tortious interference with contract, and breach of the Missouri Franchise Act. The defendant sought actual damages of $232,886.55, punitive damages of at least $500,000, costs of suit, and attorney fees. The Company denies all of the allegations. Pursuant to the settlement agreement signed August 7, 1996, the defendant agreed to dismiss all of his claims against the Company, immediately and permanently to cease to use any of the Company's proprietary marks or confidential information, to de-identify the store and to submit to an inspection of the store to verify that he has de-identified it, and never to hold himself out as a present of former franchisee of the Company. In return, the Company agreed to dismiss its claims against the defendant.

The Company has pending against it a small number of claims which it believes are routine and incidental the business. These actions are being contested and defended. Management of the Company is of the opinion that such actions are not likely to result in any liability which would hav a material adverse effect on the consolidated financial position of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits: See Exhibit Index immediately preceding exhibits.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.


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


                              MOTO PHOTO, INC.



                              By /s/ David A. Mason
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer



Date:  October 31, 1996



                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                               September 30, 1996





Copies of the following documents are filed as exhibits to this report:


No.       Description

11        Computation of Per Share Earnings

27        Financial Data Schedule







                                   EXHIBIT 11