Form 10-K
period 1996-12-31
MOTO PHOTO INC
filed 1997-03-26
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:    December 31, 1996


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

                                 (937) 854-6686

              (Registrant's telephone number, including area code)


     Securities registered pursuant to Section 12(b) of the Act:      None

          Securities registered pursuant to Section 12(g) of the Act:

                   Voting Common Stock, $.01 per share  value
                  Common Stock Purchase Warrants, exercisable
                         on or before December 31, 1997



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


 State the aggregate market value of the voting stock held by non-affiliates of the registrant:


                     $11,034,515.90 in Voting Common Stock
                              as of March 17, 1997
                        (last actual transaction price)



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

                              Yes         No
                                   -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of
                                  Common Stock
                             as of March 17, 1997:

                       7,789,973 shares of Voting Common
                         0 shares of Non-Voting Common



                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the 1997 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.

                                MOTO PHOTO, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS




                                                               PAGE

PART I

ITEM 1.   BUSINESS............................................   1

          General.............................................   1
          Development of the System in 1996...................   1
          Summary of Store Development........................   2
          Franchise Operations................................   3
          Seasonality.........................................   5
          Trade Names, Service Marks and Logo Types...........   6
          Regulation..........................................   6
          Supply Contract.....................................   7
          Competition.........................................   7
          Expansion Plans.....................................   8
          Employees...........................................   9

ITEM 2.   PROPERTIES..........................................   9

ITEM 3.   LEGAL PROCEEDINGS...................................   9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS....................................   9

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS..............  10

PART II

ITEM 6.   SELECTED FINANCIAL DATA.............................  11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................  12

          General.............................................  12
          Results of Operations...............................  13
          Liquidity and Capital Resources.....................  17

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........  19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..............  19

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..  19

ITEM 11.  EXECUTIVE COMPENSATION..............................  19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................................  19

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  19

          Items 10-13 are incorporated by reference from the definitive proxy statement for the Registrant's 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.................................  19

          SIGNATURES..........................................  20
                                MOTO PHOTO, INC.

                                   FORM 10-K


PART I

ITEM  1.  BUSINESS

General

Moto Photo, Inc. (together with its subsidiaries, "the Company") is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade names and service marks of " MOTO-PHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." Since 1982, the Company has engaged in a program of expansion to achieve strong market recognition in the one-hour segment of the photo processing industry. This expansion has been accomplished primarily through new franchises, conversion of existing independent one-hour stores to Company franchises, by various acquisitions of franchise rights or franchisors, and through acquisition of existing stores.

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Development of the System in 1996

1996 was a year of consolidation for the System. The Company terminated a number of underperforming franchises and franchises failing to meet System standards. Although this means that the number of franchises decreased, the Company believes these terminations will strengthen the System overall. To take advantage of the synergy and advertising power of groups of stores, the Company concentrated its efforts on increasing the number of franchises in target markets which already have a number of One Hour MotoPhoto stores.

During 1996, the Company granted nineteen new franchises and converted nine independent stores to franchises, while thirty-two franchises were canceled or terminated, for a net decrease of four franchises in the United States.

The Company's international franchises decreased by two. The Company's master licensor for the province of Ontario, Canada, Canadian Industrial Services, Inc., granted one new franchise, while two franchises were canceled or terminated. The Company's master licensor for Norway, Scan-Franchise, A/S, Ltd. granted no new franchises during 1996, while one franchise was terminated.

During 1996, the Company opened no new company stores. In accordance with its decision in fourth quarter 1995 to keep only a core group of approximately 20 company stores to serve as training sites and as testing and research sites for products, services, and systems, the Company closed two stores and sold five others as franchises during 1996.


Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 1995 and 1996:

                                                           1995       1996
Stores Open or Under Development at
     Beginning of Year                                     467        471
     Stores Added Due to:
     Franchises Granted                                     41         19
     Conversions                                             7          9
     Company-owned Stores Opened                             1          0
Store Reductions Due to:
     Franchises Terminated                                  20         22
     Stores Never Opened                                    12(a)      10(a)
     Franchises Acquired by Company                          1(b)       0
     Company-owned Stores Refranchised                       2(c)       5(c)
     Company-owned Stores Closed                            10(d)       2
Stores Under Development at End of Year                      24        14
Stores in Operation at End of Period                        447       446
Stores in Operation or Under Development at End of Year     471       460

(a) These stores were under development at the end of the preceding year, meaning that the franchise owners had signed franchise agreements. The franchises were canceled during the development process, usually because the franchise owner could not obtain a suitable site for the store.
(b)  This store has been included above under "Company-owned Stores Opened"
(c)  These stores have been included above under `Franchises Granted"
(d) This figure includes five portrait studios operated on a test basis in department stores.

As of December 31, 1996, the Company or its subsidiaries had 326 franchised stores in the United States (312 in operation and 14 under development pursuant to signed agreements). A total of 249 franchisees owned such stores. The Company had fifty-one company stores. In addition, as of December 31, 1996, the Company's Norwegian master licensor had twenty-six stores open and none under development and the Company's Canadian master licensor had fifty-five stores open and one under development. In 1996, all foreign source revenues represented less than 1% of total revenues.


As indicated in the chart above, a number of franchises were terminated in 1995 and 1996 or stores were never opened. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, inability to obtain acceptable financing and/or an acceptable site (for stores never opened), and other factors typically affecting franchisee operations.



Set forth below is the geographical location of the stores in operation at December 31, 1996:

Arizona        15        Kentucky         6       Ohio            27
California     33        Maryland        22       Oklahoma        17
Colorado       14        Maine            1       Pennsylvania     8
Connecticut    13        Massachusetts    8       Rhode Island     4
Florida         3        Michigan         5       Tennessee        8
Georgia        15        Minnesota        4       Texas            6
Hawaii          1        North Carolina   1       Utah             5
Illinois       30        New Jersey      49       Virginia        22
Indiana         6        New York        26       Wisconsin        5
Kansas          5
                    District of Columbia       6

          Canada         55        Norway         26

Franchise Operations

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of "MOTO PHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." See "Business - Trade Names, Service Marks, and Logo Types." The Company, as franchisor, licenses to the franchisee such trade name, service mark, and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store as well as a multi-store exclusive territorial agreement.

The Company provides to franchisees operation, management and marketing programs and systems and other services designed to promote the business of the franchisee and develop goodwill and name recognition. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the "ONE HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" trade names and service marks and other proprietary names and marks of the Company. In turn, management believes such advertisement and promotion expands the Company's base of prospects for recruitment as new franchisees.

The Company enforces a strict quality control program to ensure the high quality of products, services, and the maintenance of appearance and image of both franchised and company stores. The quality control program requires the franchisee to conduct daily testing of equipment and chemicals used in processing and printing. Store management is encouraged to stress personal service to build customer loyalty.

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

The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee for each additional store opened by an existing franchisee.

The Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

Under the form of franchise agreement for new franchises, the Company receives a royalty of 6% of the franchisee's net retail sales and 3% of net wholesale sales. For franchise agreements signed before March 1996, if the combined net retail sales for all stores owned by a franchisee exceed $2,000,000 annually, the royalty on the net retail sales in excess of $2,000,000 is 4.5%. At December 31, 1996, 1 franchisee owning 6 stores qualified for the reduced royalty. The franchise agreement requires franchisees to expend or contribute to their local advertising cooperative for advertising an amount of at least 5.5% of net retail roll processing and merchandise sales and 15% of net portrait sales. In addition, franchisees are required to pay to the Company 0.5% of combined net retail sales for advertising development.

The franchisee is required to purchase MOTO PHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. The Company has negotiated arrangements with a number of suppliers which provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers.

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, and franchise shows. At December 31, 1996, the Company had a total of ten area developers covering seventeen states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 1996, area developers accounted for fifteen new franchises and Company personnel accounted for thirteen new franchises.

The Company targets for conversion into the Company's franchise system independently-operated stores offering one-hour photo processing services which meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such ``onversion franchises.'' These programs provide to the Company additional means to penetrate new market areas and to broaden the Company's base of franchise sales.

During the fourth quarter of 1996, the Company introduced its Affiliate Program, designed to bring into the system additional conversion franchises. The Affiliate Program offers to independent minilab owners a trial period of one to two years during which the `Affiliate'' may experience the Moto Photo franchise system. The Affiliate pays no initial franchise fee. During the trial period, the Affiliate pays a weekly royalty of $200, plus ten percent of any increase over sales during the same period in the year before the Affiliate joined the System. The Affiliate must participate fully in advertising programs and follow all system operational standards but is not required to change the store decor until the Affiliate decides to become a fully-participating franchisee or the end of the trial period, whichever comes first. At the end of the trial period, the length of which depends on the number of stores the Affiliate brings into the system, the Affiliate may opt to cease any affiliation with the system and return to operating as an independent; if the Affiliate does not do so, the Affiliate automatically becomes a fully-participating franchisee, begins to pay the standard 6% royalty fee, and must change the store decor to meet system standards.

The Company has another program to increase the number of conversion franchises, which is used primarily by franchisees already in the System who acquire non-affiliated stores and convert them to ONE HOUR MOTOPHOTO franchise stores. The Company receives an initial franchise fee of $20,000 but gives the conversion franchisee a credit equal to 6% of the previous year's sales, with a minimum credit of $10,000. In addition, the Company offers an alternative royalty fee plan to conversion franchisees, based on increases to the store's sales over the period before conversion. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $20,000 without any credit and pays a straight 6% royalty fee.

The Company also offers financing of up to $5,000 of the cost of required store design changes to a conversion franchisee which purchases certain product and merchandise from the Company. This financing is offered to Affiliates when they become fully-participating franchisees.


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


Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO", "ONE HOUR MOTOPHOTO", "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO", and "CLUB PLUS" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", `MOTOPHOTO', and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, Denmark, Finland, France, Italy, Kuwait, Luxembourg, the Netherlands, Norway, Germany, and the United Kingdom.
In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. These trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

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

Several additional states have recently enacted or proposed legislation concerning certain "key" aspects of the franchisor-franchisee relationship, including termination and renewal of the franchise, franchise transfers, and encroachment. Similar legislation has been proposed at the federal level. Although such legislation, if enacted, could ultimately weaken the cohesiveness of franchise systems, the Company believes that such legislation is not likely to affect materially the operations of the Company. The Company believes that its operations comply substantially with FTC regulations and applicable state franchise laws.


Supply Contract

The Company acts as a distributor to franchisees for Fuji photographic chemistry and film; it also purchases Fuji products for its Company-owned stores.

The Company has a supply contract with Fuji Photo Film U.S.A., Inc. (`Fuji''), in which the Company has agreed that it and its franchisees will purchase at least 80% of total system requirements ("the Purchase Requirement"), as defined in the supply agreement, of photographic paper, equipment and chemistry from Fuji, and at least 80% of forecasted system requirements for specified products ("the Forecast Requirement"). In the event of a failure to do so, dividends otherwise payable on the Series G Preferred Stock in 1998 and beyond may be increased. An uncured Purchase Requirement default would also give Fuji the right to elect a majority of the Board of Directors of the Company if the Series G Preferred Stock is not redeemed. The supply contract has a term ending on December 31, 1998 and is subject to renewal for an indefinite number of three-year terms. If the Company redeems the Series G Preferred Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal.

If the Company defaulted under the supply contract, the Company would have to find a source of funds to redeem the Series G Preferred Stock if it chose not to redeem it in common stock or if the holder choose not to accept redemption in common stock. It would also have to find another supplier for system requirements of paper, chemistry and equipment; however, these products are available from alternate vendors at comparable prices. The Company met the Purchase Requirement and the Forecast Requirement for 1996 and anticipates that it will be able to achieve the Purchase Requirement and the Forecast Requirement in the future.

During the fourth quarter of 1994, the Company changed, on a temporary basis, its primary supplier of photographic paper from Fuji to Agfa, a division of Miles, Inc. Fuji, then the Company's principal supplier of photographic paper, entered into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company, which required Fuji to raise prices of its photographic paper in the United States. In May, 1996, Fuji opened a plant in the United States, enabling it to sell photographic paper at competitive prices that were lower than the transitional purchasing arrangements, and the Company began using Fuji again as its primary supplier of photographic paper.


Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The Company's competitors consist of many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. The Company competes in the marketplace with other individuals and companies in securing attractive locations for the opening of one hour photo processing stores, in the sale of one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises and Company-owned one-hour photo processing stores.

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

The operating history of the Company and its franchisees indicates that substantial demand exists for the one-hour photo service offered by the Company and its franchisees; however, significantly lower prices offered by already established centralized photo processing outlets and others may adversely affect the business of the Company and its franchisees. Factors allowing the Company and its franchisees to realize higher prices are quality and speed of service, the variety of imaging services offered by the Company and its franchisees, and the personalized service and photographic expertise of store associates, the result of the Company's training programs.

The photo processing industry in which the Company operates is introducing new products and services, such as digital imaging products and the Advanced Photo System, introduced in 1996. The Company has introduced, and will continue to introduce, these products and services into its franchised and company stores as the markets for these products demonstrate commercial viability.

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

During 1997, system expansion will be effected primarily through the establishment of new franchises and conversion of profitable existing stores to ONE HOUR MOTOPHOTO stores. The Company plans to concentrate its efforts on franchising new stores and refranchising existing Company-owned stores, as well as developing and implementing operations programs to improve the profitability of existing Company-owned stores and franchised stores.


Employees

As of February 21, 1997, the Company had 539 employees, 238 of whom are employed part-time. None of the Company's employees belongs to any labor unions, and the Company believes its relationship with its employees is good.


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

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately fourteen ONE HOUR MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1996, the Company was the lessee or assignee of the leases for 51 Company-owned stores.


ITEM  3.  LEGAL PROCEEDINGS

The Company has pending against it a number of claims which it believes are routine and incidental to its business. These actions are being contested and defended. Management of the Company is of the opinion that such actions are not likely to result in any liability which would have a material adverse effect on the consolidated financial position of the Company or the results of operations.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 1996.


PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock which the Company has issued are Voting Common. At February 24, 1997, there were approximately 743 record holders of the Company's Voting Common. The Company's Voting Common is traded on the Nasdaq Small-Cap Market under the symbol "MOTO."

The following table sets forth last actual transaction price for the Company's Voting Common, as reported by the Nasdaq Small-Cap Market. The stock prices shown do not include mark-ups, mark-downs, and commissions.

                                                  Voting Common
                                                      Price

                                                    High   Low

1995:
     First Quarter                                 $2.88  $1.81
     Second Quarter                                 2.63   1.94
     Third Quarter                                  2.25   1.81
     Fourth Quarter                                 2.25   1.50


1996:
     First Quarter                                 $1.75  $1.13
     Second Quarter                                 2.13   1.19
     Third Quarter                                  2.13   1.75
     Fourth Quarter                                 2.13   1.63

The Company has never declared a cash dividend on any class of its common stock. It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to pay debt. Dividends on the Series G Preferred Stock in the aggregate amount of $600,000 are payable in 1997. Any payment of cash dividends on common stock in the future will be dependent upon the prior payment of any dividends on the Series G Preferred Stock, the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements, satisfaction of debt and other contractual covenants restricting the payment of dividends, and other factors which the Board of Directors deems relevant.

ITEM  6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company is set forth below

             Year Ended    Year Ended   Year Ended    Year Ended   Year Ended
             December 31,  December 31, December 31,  December 31, December 31,
                1996          1995         1994          1993         1992


Revenue      $43,287,566   $42,217,722  $40,144,886   $38,866,397  $37,321,492

Net Income
(Loss)       $ 1,073,873   $(5,673,647) $   725,230   $   537,516  $   330,535

Net Income
(Loss)
Applicable
to Common
Stock        $   784,583   $(5,307,782) $  (395,495)  $  (549,463) $  (345,613)

Net Income
(Loss) Per   $       .10   $      (.69) $      (.07)  $      (.10) $      (.04)
Common Share

Working Capital

(Deficit)    $  (250,611)  $(1,551,817) $  (251,921)  $(2,257,570) $(2,852,106)

Stockholder's
Equity       $ 2,538,198   $ 1,908,325  $ 8,909,595   $ 7,660,215  $ 5,855,324

Long-Term
Obligations  $ 8,207,762   $ 7,895,652  $ 7,288,842   $ 5,832,028  $ 7,224,086

Total
Assets       $20,485,212   $21,324,474  $26,568,526   $22,955,841  $21,972,389

Common
Shares         7,785,973     7,687,249    5,664,446     5,616,201    9,056,296
Outstanding (1)

Number of
Stores Open          446           447          433           397          369


(1) Weighted Average Common Shares Outstanding
The Company has never paid a cash dividend on its common shares.














MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Through the granting of franchises, conversion of independent stores, and acquisitions, Moto Photo, Inc. (`the Company'') has developed a system of 446 operational stores at December 31, 1996 compared to 447 at December 31, 1995.

Systemwide sales increased to approximately $136,000,000 in 1996 from $130,000,000 in 1995. The Company plans to grow through granting new franchises, conversion of independent stores to franchise stores, and sale of selected Company-owned stores as franchises (`refranchising''), as well as increasing the average sales per store older than one year from $360,000 to $500,000. By 2000, the Company plans to have a 600 store system with systemwide sales of $300,000,000.

The Company operates primarily in the specialty retail channel of the photo processing industry (see ``ompetition'' on p. 7). There is a consolidation of specialty retail outlets occurring and the Company estimates that the four largest chains, of which the Company is one, have approximately 35-40% of the specialty retail photo processing market. The Company estimates its share at approximately 7% - 8% of the total.

The Company believes it is well positioned to be one of the major chains in the market as the consolidation continues because of its unique advantage of being the only significant franchisor in the industry. In a business where customer service and satisfaction are critical success factors, franchisees generally provide a higher level of service and customer satisfaction than company owned outlets. Furthermore, the Company believes its offerings are different than many of its competitors, thereby giving the Company a further advantage.

The more stores the system has in a given local market, the better the stores in that market will generally do. Therefore, continued growth in target markets is an important strategy for the Company's long range growth.

The Company believes that it operates a `recession resistant'' business, however, a growing economy is beneficial for demand for the Company's products and services. Favorable weather, particularly on weekends, in markets where there are Moto Photo stores, is an important determinant in store results and, therefore, Company results.

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in dollars and the majority of key supplier's manufacturing is currently done domestically. However, costs of certain photoprocessing equipment could be influenced by exchange rates.

The Company's business as a whole is subject to seasonal fluctuations. The demand for photo processing services is generally lower in the first quarter of the year than the remaining three quarters and is generally highest in the fourth quarter of the year.

In January 1995, the Company redeemed each of the 417,500 shares of $1.20 Cumulative Convertible Preferred Stock (``1.20 Stock'') and satisfied a cumulative dividend arrearage of $2,004,000 in exchange for $2.00 in cash and five Common shares (``he Redemption''), resulting in a $835,000 cash payment and the issuance of 2,087,500 common shares. Concurrently, the Series E and Series F Preferred Shares were exchanged for $10,000,000 of cumulative non-voting Series G Preferred Stock (``eries G Stock''). The Redemption and the Series G transaction lowered the preferred dividend requirements and accordingly increased the net income or decreased the net loss per common share. (See Note
G)


RESULTS OF OPERATION 1996 VS. 1995

In 1996 the Company recorded a net income of $1,073,873, or $.10 per common share, compared to net loss of $5.7 million, or a loss per common share of $.69, for 1995. Per share amounts are after provision for various preferred dividend requirements. 1995 loss per common share also include a one time positive adjustment of $673,219, or $.09 per share resulting from redemption of the $1.20 Stock (See Note G). Company revenues increased $1 million, or 2.5%, in 1996 compared to 1995. The factors accounting for these changes are discussed below.

Company store sales in 1996 declined $1,300,000, or 6%, compared to 1995. Company comparable store sales increased $500,000, or 3%. The lower number of Company stores operated this year accounted for a $1.8 million decrease in Company store sales. Company store cost of sales and operating expenses decreased by 2.9% of sales or in 1996 compared to 1995, as a result of lower management overhead costs (.5%) and higher margins on certain merchandise (1.2%). The balance of the cost and expense reduction was primarily due to spreading fixed costs over higher sales per store for the stores remaining in the Company portfolio.

Future contributions from Company stores depends primarily on the Company's ability to maintain and increase its comparable stores sales by achieving growth in base sales and offering other products and services as well as being able to continue to improve costs and operating expenses. The Company's 1997 financial planning assumption is that comparable store sales and costs will increase 1.6%. Each 1% variance in sales will affect pre-tax contribution by approximately

$80,000. The timing of the sale of Company stores will also affect this contribution.

In 1995 the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through Company stores. Accordingly, the Company decided to refranchise 32 of its Company stores while retaining a core group of approximately 21 company stores to be used for training and testing and research sites for products, services and systems. The Company recorded a restructuring charge of $5.8 million to write down the book value of these stores to their fair value less costs to sell in 1995 and $510,000 in 1996 (See Note L). Five Company stores were sold in 1996 pursuant to this plan. As a result, a significant decline in Company store sales, cost of sales and operating expenses is anticipated once the closings and sales are final. The Company anticipates that it will be two years before substantially all the remaining stores are sold and many of these stores will continue to operate as company stores through 1997 and into 1998.

1996 merchandise sales increased $2.1 million, or 13.6%, compared to 1995 primarily as a result of approximately a 7% increase in franchise comparable store sales, more franchise stores ordering paper and chemistry supplies from the Company (5%), and increased sales of film due to more targeted film marketing efforts (2%). Merchandise cost of sales and operating expenses increased 1.5% of sales in 1996 compared to 1995 due to increased bad debt expenses of 2% of sales, partially offset by an increase in margins on color paper. In 1994, the Company's principal supplier of photographic paper, Fuji Photo Film USA, Inc. (``uji'') raised prices as a result of entering into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company. That decision required the Company to make transitional purchasing arrangements with another supplier, who because of the relatively temporary contract, charged higher prices that the Company could not pass on. A Fuji production facility in the United States became operational in May 1996, permitting the Company to return to Fuji as its principal supplier at competitive prices that were lower than the transitional purchasing arrangements. The Company anticipates a full year benefit from lower paper prices in 1997. Although paper selling prices are lower, unit volume is anticipated to increase, and along with other product sales, should lead to approximately a 5% increase in total merchandise sales.

Royalty revenue increased $419,000 or 9%, for 1996 compared to 1995 primarily due to a 7% increase in comparable franchise store sales and a generally improved quality of franchised store. The Company anticipates continued growth in royalty revenues as a result of the refranchising of Company stores, continued increases in comparable store sales, new franchise stores, and continuing improvement in the quality of the average franchisee.

In 1996, franchise fees were significantly lower than 1995 reflecting the opening of 22 stores in 1996 compared to 43 in 1995. Additionally, 11 of the 1996 openings were conversion of independent stores at a very low franchise fee. See ``tem 1 - Business''. The Company is planning a similar level of franchise sales in 1997 and will concentrate its development activities in existing markets. The decision to concentrate in core markets has led to reductions in selling, general and administrative costs that are greater than the decreased franchise fee revenue. The Company is working on programs and models to substantially increase its rate of franchise sales. However, it is uncertain if such programs can be initiated.

The Company refranchised five stores in 1996 at a gain of $78,051 versus two stores in 1995, at a gain of $46,266.

Sales of telemarketing services is expanding as a marketing method for portrait appointments and the Company began performing telemarketing services for other businesses in 1996. The Company expects to increase telemarketing revenues by up to 50% as a result of obtaining additional business other than franchisee portrait marketing. Other income reflects a non-recurring transaction for the sale of lease rights for a Company store which increased both income before taxes and net income by approximately $300,000 or $.04 per share.

Selling, general, and administrative expenses fell $755,000, or 10% for 1996 compared to 1995. For reasons noted above, the franchise development cost component of selling, general and administrative costs were lower by $895,000. In 1997 selling, general, and administrative expenses are planned to increase approximately 10% as the Company increases its spending on training, portrait marketing, market testing of new programs, and servicing the increased telemarketing revenue.

Advertising expenses declined $261,000 because of the lower number of Company stores, lowered company store advertising levels, and an $88,000 decrease in franchise advertising consistent with the Company's 1996 development plan. In 1997 advertising expenses are planned to decrease approximately $240,000 as the Company becomes more proficient in its advertising spending.

Depreciation and amortization expenses in 1996 were down $773,000 from 1995 primarily due to the restructuring and the revaluation of Company stores to fair value in anticipation of refranchising thirty-two stores, and closing 5 others. Depreciation and amortization expenses are anticipated to increase approximately 10% in 1997.

Interest expense increased $57,000, or 14%, for 1996 compared to 1995 primarily due to higher interest rates and increased borrowings. Interest expenses will increase in 1997 due to increased borrowing primarily incurred to pay $2.3 million of extended trade credit. As Company stores are sold, the Company anticipates using any cash generated to reduce borrowing and therefore, interest expense.

Income tax expense in 1996 was $850,000 with an effective tax rate of 44% compared to no income tax expense in 1995 reflecting profitable operations versus a large loss. The 1996 effective state income tax rate was 13% due to non recognition of operating loss carryforwards by many states. In 1997 the effective tax rate is anticipated to be under 40% depending on when certain stores close.


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

Company store revenues in 1995 declined $386,000, or 2%, compared to 1994. Company comparable store sales decreased $215,000, or 1%, with the balance of the decrease accounted for by differing number of Company stores operated in each period. Company store cost of sales and operating expenses increased by 2.3% of sales in 1995 compared to 1994, because of higher paper and outlab costs, and increasing labor and fixed expenses.

In the fourth quarter of 1995, the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through Company stores. Accordingly, the Company decided to refranchise 32 of its Company stores while retaining a core group of approximately 21 company stores to be used for training and testing and research sites for products, services and systems. The Company recorded a restructuring charge of $5.8 million to write down the book value of these stores to their fair value less costs to sell (See Note L). As a result, a significant decline in Company store sales, cost of sales and operating expenses is anticipated once the closings and sales are final.

1995 merchandise sales increased $1.7 million, or 12%, compared to 1994 primarily as a result of franchise stores in operation increasing to 388 at December 31, 1995 from 364 at December 31, 1994 as well as approximately a 9% increase in franchise comparable store sales. Merchandise cost of sales and expenses increased $2.1 million, or 4.6% of sales in 1995 compared to 1994 primarily as a result of increased paper costs which the Company was not able to pass on to its franchisees. In the fourth quarter of 1994, the Company's principal supplier of photographic paper, Fuji Photo Film, USA, Inc. (``uji'') raised prices as a result of entering into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company. This required the Company to make transitional purchasing arrangements with another supplier who, because of the relatively temporary contract, charged higher prices. The Company anticipates this situation to be corrected in mid-1996 when Fuji's new U.S. production facility is operational.
The Company will then use Fuji as its primary supplier at pre-1995 cost levels.

Royalty revenue increased $730,000, or 20%, for 1995 compared to 1994. Royalty revenue increases are primarily the result of more stores in operation and increases in comparable franchise store sales of approximately 9%.

In 1995 franchise fees were $301,000 lower than 1994 reflecting the opening of 43 stores in 1995 compared to 59 in 1994. The Company is planning to slow its opening of new markets and concentrate is development activities in existing markets. The decision to concentrate in core markets should lead to reductions in selling, general and administrative costs that are greater than the decreased franchise fee revenue.

The Company refranchised two stores in 1995, at a gain of $46,266. In 1994, the gain is from the sale of the Company interest in a joint venture store in Canada. Investment income increased due to more interest income on a larger note receivable balances.

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


LIQUIDITY AND CAPITAL RESOURCES

In 1996 cash provided by operating activities increased by $2.2 million from $100,000 in 1995 to $2.3 million in 1996. Contributing to this change was an increase in net income prior to restructuring charges of $1.5 million, a $900,000 increase in accounts payable and accrued expenses, and $400,000 less of an increase in net accounts receivable. These increases were offset by an $800,000 reduction in depreciation and amortization expenses.

In 1995 as compared to 1994, cash provided by operating activities decreased by $2 million. The primary change was that in late 1994 the Company purchased large inventories of paper in anticipation of rising prices. This resulted in a $2 million increase in accounts payable and a $1 million increase in inventory in 1994 for an increase in net cash provided by operations of $1 million.
Higher net income and charges in lieu of income taxes in 1994 accounted for most of the balance of the difference between the two years in net cash provided by operating activities. In 1997 the Company will repay the $2 million of increased accounts payable provided by the supplier for these increased purchases. The source of these funds will be bank borrowing.

Excluding the payables payment, in 1997 the Company anticipates increasing cash provided by operations, due to increases in net income and with no gain on sale of a store lease increased in 1997.

In 1996 there was net cash provided by investing activities of over $800,000 as compared to net cash utilized in investing activities in both 1995 and 1994 of over $1 million each year. Reduced purchases of property and equipment in 1996 accounted for most of the change. The reduced purchases of property and equipment were largely driven by the Company's change in emphasis from Company stores to franchise stores and a corresponding reduction of its capital spending program because of stores sold, closed and held for sale.

Also, there were proceeds from the sale of property and equipment of almost $400,000 more in 1996 than in 1995, and over $500,000 more than in 1994. As the Company completes its program of selling its Company stores as franchises, it will generate proceeds from the sale of property and equipment, however, $395,000 in 1996 is a non-recurring transaction due to the sale of the lease rights for a Company store lease. Therefore, in 1997 and beyond the proceeds from the sale of property and equipment may be more or less than the 1996 amount.

The Company used $3.2 million of cash in financing activities as funded debt was reduced in 1996 as compared to 1995, when borrowings increased to fund the redemption of the $1.20 Preferred Stock and the payment of preferred dividends.

In 1997 the Company will increase borrowings to fund $500,000 of its planned 1997 capital expenditures of $750,000 and to reduce payables as mentioned above. The Company's material capital commitments consist primarily of long term obligations (see Notes E and F). Additionally, the Company has a dividend commitment on its Series G preferred stock of $600,000 in 1997. Funds for repaying these commitments are anticipated to be generated primarily from operations in 1997 and beyond, however the Company anticipates obtaining financing for a portion of its planned capital expenditures in 1998 and subsequent years.

The revolving credit agreement with suppliers is expiring in December 1998 and is subject to renewal for an indefinite number of three year terms. If the Company can not renew this agreement, the Company will be required to refinance this credit agreement.

The Company has available a $3 million line of credit, of which nothing was outstanding as of December 31, 1996. This line expires April 30, 1998. The Company believes this is adequate to finance its seasonal working capital needs, and will likely renew this or obtain a similar line in subsequent years.

The Company historically operates with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a deficit working capital. The factors that contribute to this are the substantial percentage of sales from cash, favorable terms with suppliers, non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit availability to meet seasonal needs.

The photo processing industry in which the Company operates is introducing new products and services. For example, the Advanced Photo System was introduced in 1996, and there is an increasing amount of digital imaging products being brought to the market. As demand for some or all of these products and services increase, the Company's commitments for capital expenditures may need to be increased over its normal levels. This would probably require additional financing, which the Company believes can be obtained. However, it is uncertain as to when these expenditures will be needed and what amounts may be required.

On December 31, 1996, the Company had income tax loss carryforwards, tax credits
and deductible temporary differences of approximately $4.2 million.   The tax
benefit of these carryforwards has a $3.1 million valuation allowance for financial reporting purposes (see Note I). These items, when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets. The Company anticipates utilizing its tax loss carryforwards and tax credits during 1997.

The Company has $10,000,000 of Series G Preferred Shares outstanding which are due in 1999 under certain circumstances . (See Note G) These shares can only be retired by an exchange for common shares or from the proceeds of an equity offering. It is uncertain as to how or when the Series G Preferred will be retired.

All statements, other than statements of historical fact included in this form 10K, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute, `forward looking statements''within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks, and uncertainties incident to the Company's business including, without limitation, competition in the photo processing industry, possible development of new technology affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of its franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms,management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward
looking statements.   The Company assumes no obligation to update any forward
looking statements.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements: See Financial Statements and Schedules immediately following signature page of this report.

          2.   Exhibits:  See Exhibit Index immediately preceding Exhibits

    (b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1996.




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


                                MOTO PHOTO, INC.



                                By:   /s/ David A. Mason
                                     David A. Mason
                                     Executive Vice President


March 26, 1997



Pursuant to the requirements of the Seurities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael F. Adler
Michael F. Adler                                              March 26, 1997
                                Chairman of the Board,
                                Chief Executive
                                Officer, and Director
                                (Principal Executive
                                Officer)



/s/ David A. Mason                                             March 26, 1997
David A. Mason                  Executive Vice President,
                                Treasurer, Assistant
                                Secretary, and Director
                                (Principal Financial
                                Officer)




/s/ Frank W. Benson
Frank W. Benson                                               March 26, 1997
                                Director




/s/ Leslie Charm                                              March 26, 1997
Leslie Charm                    Director



/s/ Dexter B. Dawes
Dexter B. Dawes                                               March 26, 1997
                                Director



/s/ Harry D. Loyle
Harry D. Loyle                                                March 26, 1997
                                Director




/s/ Douglas M. Thomsen                                        March 26, 1997
Douglas M. Thomsen
                                Director




/s/ Alfred E. Lefeld                                          March 26, 1997
Alfred E. Lefeld                Vice President and Controller
                                (Principal Accounting Officer)





                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP
Ernst & Young LLP

Dayton, Ohio
February 28, 1997



MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31
                                                          1996         1995


Assets

Current assets:
 Cash                                                 $1,398,944   $1,539,688
 Accounts receivable, less allowances of $1,218,000
  in 1996 and $769,000 in 1995                         5,518,380     ,068,668
 Notes receivable, less allowances of $133,000 in
  1996 and $70,000 in 1995                               292,419      269,000
 Inventory (Note B)                                    1,794,335    1,681,351
 Deferred tax assets (Note I)                            316,000      730,000
 Prepaid expenses                                         47,176      564,131

Total current assets                                   9,367,254    9,852,838

Property and equipment (Notes C and L)                 2,828,830    3,130,533

Other assets:
 Notes receivable, less allowances of $860,000 in
  1996 and $515,000 in 1995                            1,876,444    1,695,397
 Cost of franchises and contracts acquired (Note B)      214,479      293,565
 Goodwill (Notes B and L)                              4,407,058    4,898,385
 Deferred tax assets (Note I)                            766,000      352,000
 Other assets (Note D)                                 1,025,147    1,101,756



Total assets                                          $20,485,212  $21,324,474





MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31
                                                           1996         1995


Liabilities and stockholders' equity
Current liabilities:
Line of credit                                         $         0  $ 1,000,000
Note payable                                               250,000      750,000
Accounts payable                                         6,245,879    6,711,669
Accrued payroll and benefits                             1,167,112      740,742
Accrued expenses                                         1,213,765      815,221
Current portion of long-term obligations
(Notes E and F)                                            587,859    1,214,023
Other                                                      153,250      173,000

Total current liabilities                                9,617,865   11,404,655

 Long-term debt (Note E)                                 7,752,070    7,399,327
 Capitalized leases (Note F)                               455,692      496,325
 Deferred revenue                                          121,387      115,842

 Stockholders' equity (Note G):
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
     Series G cumulative nonvoting preferred shares,
     1,000,000 shares issued and outstanding with
     preferences aggregating $10,000,000                    10,000       10,000
 Common shares $.01 par  value:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 7,785,973 in 1996
   and 7,785,973 in 1995                                    77,860       77,860
Paid-in capital                                          6,858,900    7,013,610
 (Deficit)retained earnings subsequent to June 30, 1991 (4,408,562)  (5,193,145)

 Total stockholders' equity                              2,538,198    1,908,325

Total liabilities and stockholders' equity             $20,485,212  $21,324,474



See accompanying notes.



MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31
                           1996          1995         1994


Revenues

Company store sales      $18,704,617  $19,971,920  $20,357,841
Merchandise sales         17,531,497   15,430,221   13,716,568
Royalties                  4,864,783    4,445,891    3,715,863
Franchise fees               829,714    1,755,792    2,057,147
Investment income            214,614      179,778      126,240
Gain on sale of stores
(Note B)                      78,051       46,266       67,901
Telemarketing revenue        668,754      387,854      103,326
Other income (Note F)        395,536         -             -

                          43,287,566   42,217,722   40,144,886

Expenses

Company store cost of
 sales and operating      15,378,376   17,001,010   16,861,394
 expenses
Merchandise cost of
 sales and operating      15,737,891   13,621,369   11,481,155
 expenses
Selling, general, and
administrative costs       7,054,163    7,809,666    7,100,670
Advertising                1,469,531    1,730,389    1,801,537
Depreciation and
amortization                 757,673    1,530,837    1,487,466
Interest expense             455,404      398,098      262,434
Restructuring charge
(Note L)                     510,655    5,800,000          -

                          41,363,693   47,891,369   38,994,656


Income (loss) before
  income taxes             1,923,873   (5,673,647)   1,150,230
Income taxes (Note I):
 Current                     794,000         -         287,000
 Deferred                       -            -        (272,000)
 Charge in lieu of
  income taxes                56,000         -         410,000

                             850,000         -         425,000

Net income (loss)          1,073,873   (5,673,647)     725,230

Dividend requirements (Note G):
 Adjustment to net
  income applicable to
  common                          -       673,219          -
   shares
 $1.20 cumulative
   preferred shares               -          -        (501,000)
 Series E and F preferred
   shares                    210,710       92,646     (619,725)
 Series G preferred
  shares                    (500,000)    (400,000)         -

Net income (loss)
  applicable to common
  shares                 $   784,583  $(5,307,782) $  (395,495)



Net income (loss) per
  common share           $      0.10  $     (0.69) $     (0.07)



See accompanying notes.



                      Moto Photo, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity


                                   PREFERRED STOCK (Note G)

                           $1.20             SERIES E            SERIES F            SERIES G
                     SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT


Balance at
December 31,
1993                417,500      4,175  370,000   3,700     630,000      6,300
                                                                                                  -     -

Balance at
December 31,
1994                417,500      4,175   370,000     3,700  630,000      6,300
                                                                                                  -     -
Exchange of
 $1.20 preferred
 stock for common
 stock             (417,500)    (4,175)
 Exchange of Series
 E and F
 preferred stock
 for Series                             (370,000)   (3,700)(630,000)    (6,300) 1,000,000   10,000
 G preferred stock

Balance at
December 31,
1995               $                     $                  $                   1,000,000  $10,000

Balance at
December 31,
1996               $                     $                  $                   1,000,000  $10,000









                      Moto Photo, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity (continued)
                      COMMON STOCK                   PAID IN     RETAINED
                    SHARES    AMOUNT                 CAPITAL     EARNINGS

Balance at
December 31,
1993               5,618,673   56,187              6,907,502     682,351
 Common stock
 issued             76,467        764                 88,386
 Series E and
  F accreted                                          619,725    (619,725)
  preferred dividend
 Net income                                                       725,230
 Use of net operating loss
  carryforwards
  (Note I)                                           410,000
 Tax benefit of stock
  options exercised                                   25,000
Balance at December
 31, 1994         5,695,140    56,951              8,050,613      787,856
 Exchange of $1.20
preferred stock for
common stock      2,087,500   20,875                (16,700)
 Redemption payments and
  costs associated with the
  exchange of stock                                 (931,998)
 Reversal of Series E and F
  previously accreted
  preferred dividend                                 (92,646)     92,646
 Series G preferred dividend
  paid                                                          (400,000)
 Stock option
  exercise           3,333        34                   4,341
 Net loss                                                     (5,673,647)
Balance at December 31,
1995             7,785,973 $  77,860              $7,013,610 $(5,193,145)
 Reversal of Series E and F
  previously accreted
  preferred dividend                                (210,710)    210,710
 Series G preferred dividend
  paid                                                          (500,000)
 Net income                                                    1,073,873
    Use of net operating loss
  carryforward (Note I)                               56,000
Balance at December 31,
1996            7,785,973 $  77,860               $6,858,900 $(4,408,562)


See accompanying notes


MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOW

                                            YEAR ENDED DECEMBER 31
                                       1996         1995          1994


OPERATING ACTIVITIES
Net income (loss)                 $ 1,073,873  $(5,673,647) $   725,230
Adjustments to reconcile
 net income to net
 cash provided by operating
 activities:
Restructuring charge                  510,655    5,800,000          -
Depreciation and amortization         757,673    1,530,837    1,487,466
Charge in lieu of income tax           56,000          -        410,000
Deferred tax benefit                                   -             -       (272,000)
Provision for losses on inventory
 and receivables                    1,325,101      698,193      501,469
Notes receivable increase as a
 result of franchise sales           (185,500)    (162,625)     (87,500)
Provision for loss on sale or
 disposition of equipment             129,564        9,157      133,885
Gain on sale of stores               (473,587)     (46,266)         -
Increase (decrease) resulting
from changes in:
   Accounts receivable             (2,164,947)  (1,956,431)  (1,633,491)
   Inventory and prepaid
    expenses                          296,281      (39,789)  (1,130,752)
   Other assets                       (42,218)       2,429     (158,184)
   Accounts payable and accrued
    expenses                          999,482       72,222    2,122,598
   Deferred revenues and other
    liabilities                       (19,205)    (133,590)      53,409

Net cash provided by operating
   activities                       2,263,172      100,490    2,152,130

INVESTING ACTIVITIES
Purchases of property and
   equipment                         (290,788)   (1,547,606)  (1,266,344)
Payments received on notes
   receivable                         499,806       138,034      188,150
Proceeds from sale of property and
   equipment                          595,102       211,476       74,000
(Gain) loss from investments                         39,124           -        (67,901)

Net cash provided (utilized) in
   investing                          843,244    (1,198,096)  (1,072,095)
 activities

FINANCING ACTIVITIES
Proceeds from revolving line of
   credit and                       7,100,000     7,550,000    5,300,000
   long-term borrowings
Principal payments on revolving
   line of
   credit, long-term debt and
   capital lease                   (9,847,160)   (5,912,869)  (5,521,242)
   obligations
Payments of preferred dividends      (500,000)     (400,000)         -
Payments related to redemption of
   $1.20
 Preferred stock                          -        (873,934)         -
Proceeds from stock option
   exercises                              -           4,375       89,150

Net cash provided (utilized) in
   financing                       (3,247,160)      367,572     (132,092)
 activities

Increase (decrease) in cash and
   equivalents                       (140,744)     (730,034)     947,943
Cash and cash equivalents at
   beginning of year                1,539,688     2,269,722    1,321,779

Cash and cash equivalents at end
   of year                         $1,398,944   $ 1,539,688  $ 2,269,722

See accompanying notes.



A. THE COMPANY

Moto Photo, Inc. and Subsidiaries (the Company) operate in one business segment-franchising and operation of retail photo processing stores and portrait studios under the trade names and service marks of `ONE HOUR MOTO PHOTO'' and ``ONE
HOUR MOTO PHOTO & PORTRAIT STUDIO''and related marks.

As of December 31, 1994, the Company had 466 stores (of which 433 were operational), including 69 operational company-owned stores, 26 stores in Norway, and 51 stores in Canada. As of December 31, 1995, the Company had 471 stores (of which 447 were operational) including 58 operational company-owned stores, 23 stores in Norway and 56 stores in Canada.

During 1996, the Company closed 26 stores, refranchised five stores, and awarded 23 franchises. As of December 31, 1996, the Company had 460 stores (of which 446 were operational), including 51 operational company-owned stores, 26 stores in Norway, and 55 stores in Canada.

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

REVENUE RECOGNITION

Franchise fees are recognized as income when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned store revenues are recognized as sales are made. Merchandise revenue is recognized when the goods are shipped. Telemarketing revenue is recognized when the services are rendered.

INVENTORY

Inventories are valued at the lower of cost or market. Cost is determined using the average cost method. Inventory is shown net of allowances of $126,000 in 1996 and $70,250 in 1995.

COST OF FRANCHISES AND CONTRACTS ACQUIRED

Cost of franchises and contracts acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $609,314 in 1996 and $566,448 in 1995.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STORES FOR RESALE

Certain company-owned stores are offered for sale along with a franchise agreement. The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is refranchised, sales, results of operations, and related assets and liabilities are included with those of the company-owned stores. The Company refranchised five stores in 1996, two stores in 1995, and none in 1994 (See Note L).

GOODWILL

The excess of the cost over the fair value of the net operating assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill is shown net of accumulated amortization of $2,756,092 in 1996 and $2,677,242 in 1995. The Company adopted the provisions of Financial Accounting Standards No. 121, ``ccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of''in 1995. The carrying value of goodwill related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is adjusted to its estimated fair value, less costs to sell (See Note L).

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

STOCK BASED COMPENSATION

The Company accounts for stock based compensation under the principles of Accounting Principles Board Opinion No. 25, ``ccounting for Stock issued to Employees''(APB 25) and related Interpretations. When stock options are exercised, the proceeds increase stock holders' equity. No amounts are charged or credited to operations.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is ``ore likely than not'' that the assets will not be realized.

PROFIT SHARING PLAN

The Company sponsors a profit sharing plan covering all employees who meet certain eligibility requirements. Company contributions to the Plan are discretionary and subject to the approval of the Board of Directors. Profit sharing expense was $125,000 in 1996, $25,000 in 1995, and $55,000 in 1994.



NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated by dividing net income (loss) after preferred dividend requirements for preferred shares by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Net income (loss) per common share is based upon 7,785,973 shares in 1996, 7,687,249 shares in 1995, and 5,664,446 shares in 1994
(see Note G).

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:


                                           1996          1995


Processing equipment and other         $ 7,304,560   $ 7,436,607
Leasehold improvements                   3,047,396     3,311,926
Furniture and fixtures                     970,673     1,046,966

                                        11,322,629    11,795,499

Accumulated depreciation and             8,493,799     8,664,966
amortization

Net book value                         $ 2,828,830   $ 3,130,533



Depreciation and amortization expense on property and equipment for the year ended December 31, 1996 was $567,131 ($1,118,629 in 1995 and $1,067,674 in 1994)
(See Note L).

D. OTHER ASSETS

Other assets include the following items, net of accumulated amortization of $212,500 in 1996 and $187,500 in 1995 as of December 31:


                                         1996          1995


Non-compete agreements               $  787,500    $  812,500
Other                                   237,647       289,256

                                     $1,025,147    $1,101,756




E. LONG-TERM DEBT AND OTHER OBLIGATIONS

The detail of long-term debt as of December 31 is:


                                        1996         1995

Note payable to bank due January
1998; varying monthly principal
installments, plus interest at
prime plus 1%                       $         0   $1,366,666

Note payable to bank due December
2000; monthly principal
installments of $24,167 plus
interest at prime plus 1%                     0    1,450,000

Note payable to bank due July 1998;
monthly principal installments of
$4,167 plus interest at 9%                    0      124,999

Note payable to bank due January
2002; varying monthly principal
installments plus interest at 9.29%
per annum                             1,968,333            0

Revolving credit agreements with
suppliers, non-interest-bearing,

expiring December 1998                6,081,000    5,431,000

                                      8,049,333    8,372,665

Portion classified as current           297,263      973,338

                                    $7,752,070    $7,399,327



At December 31, 1996, the Company had a line of credit for $1,500,000 at prime plus 1% of which nothing was outstanding. In February 1997 the Company obtained a new line of credit which expires April 30, 1998. This line provides for borrowing in amounts up to $3,000,000 at prime plus .75%. The Company pays a commitment fee of .25% per annum on the unused portion of the line of credit.
At December 31, 1996, the Company had a note payable to a supplier for $250,000 bearing interest at prime plus 1%. The note was paid in February 1997. The weighted average interest rate for debt outstanding during 1996 was 9.26%. The carrying value of all debt approximates fair value.

The aggregate annual maturities on the long-term debt for the five years subsequent to December 31, 1997 are $372,181, $6,470,808, $408,268, $427,602,
and $73,211.  Interest paid in 1996, 1995, and 1994 was $476,695, $377,780, and
$276,027, respectively.

In February 1997 the Company entered into a term loan agreement with a bank in which the first three notes detailed above were paid by proceeds of a new loan due 2002.

E. LONG-TERM DEBT AND OTHER OBLIGATIONS (CONTINUED)


Long-term debt and borrowings on the line of credit are secured by substantially all of the Company's assets. The revolving credit agreements require the Company and its franchisees collectively to purchase specified amounts of their requirements for certain products including paper and film through the suppliers.

F. LEASES

At December 31, 1996 and 1995, property and equipment included the following capitalized lease obligations:


                                        1996        1995


Processing equipment                $1,379,194  $1,384,720
Accumulated amortization               485,340     714,798

                                    $  893,854  $  669,922



Future minimum lease payments for capitalized leases at December 31, 1996 are as follows:


        Year ending December 31


1997                          $362,101
1998                           266,070
1999                           138,252
2000                            84,715
2001                            48,476

Total minimum lease payments
                              $899,614

Amount representing interest
 ranging from 5.7% to 16.2%
                               153,327

Present value of minimum lease
 payments                     $746,287

Current portion                290,595

Capitalized leases            $455,692



During 1996, 1995, and 1994, the Company incurred or assumed capital lease obligations aggregating $283,106, $94,766, and $477,000, respectively, in connection with equipment purchases.


F. LEASES  (CONTINUED)


The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office facilities, and equipment under operating lease agreements. Rental expense for operating leases was $2,554,979 in 1996, $2,854,676 in 1995, and $2,714,804 in 1994, net of sublease rentals of
$409,088, $406,174, and $408,718, respectively.

In 1996 the Company sold the lease rights for a company owned store which increased net income by approximately $300,000 for the year.

At December 31, 1996, noncancelable operating leases provide for the following minimum annual obligations and sublease rentals:


                         LEASE      SUBLEASE     NET LEASE
                      OBLIGATIONS    RENTALS    OBLIGATIONS


1997                 $2,201,444   $  362,055   $1,839,389
1998                  1,531,341      310,215    1,221,126
1999                    929,092      229,226      699,866
2000                    556,005      164,619      391,386
2001                    429,896      139,374      290,522
2002 and thereafter     539,861       37,471      502,390



Totals               $6,187,639   $1,242,960   $4,944,679



G. STOCKHOLDERS' EQUITY

The Company has authorized 30,000,000 voting common shares and 1,000,000 nonvoting common shares. No shares of the non-voting common stock have been issued and, unless otherwise designated, any reference herein to common shares refers to voting common shares.

In January 1995, the Company redeemed each of the 417,500 outstanding $1.20 Preferred Shares in exchange for five common shares and $2.00 in cash. This redemption extinguished the dividends in arrears on its $1.20 Preferred Shares which were $2,004,000 or $4.80 per share. The difference between the market value of the common shares and cash issued in the redemption was $673,219 less than the aggregate liquidation value and dividend arrearage of the $1.20 Preferred Shares. This is reflected as a one time positive adjustment to loss applicable to common shares in 1995.

Concurrently with the redemption of the $1.20 Preferred Shares, the cumulative non-voting Series E and F Preferred Shares were exchanged for 1,000,000 cumulative non-voting Series G Preferred Shares (`Series G Stock'').

The Series G Stock has a cumulative annual dividend per share of $.40 in 1995, $.50 in 1996, and $.60 in 1997 and 1998. In 1996, $500,000 ($400,000 in 1995)
of dividends were paid on Series G Stock. The Series G Stock has a dividend rate lower than the rate of the Series E and F Preferred Shares. Therefore, the 1996 dividend requirement on income or (loss) applicable to common shares was reduced by $210,710 ($92,646 in 1995) of previously accreted Series E and F dividends.

The Series G Stock is redeemable at any time by the Company. The holder can redeem the Series G Stock in 1999. The 1999 redemption could be delayed up to one year if the Company's common share price is less than $3.00, in which case the dividend rate would be $.70 per share. Redemption must be in either the Company's common shares at 90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock. If the stock remains unredeemed, the Company would pay dividends of $.80 per share in 2000, $.90 per share in 2001, and $1.00 per share per year in 2002 and thereafter.

The Series G Stock agreement contains certain covenants, the most restrictive of which requires the Company and its franchisees collectively to purchase specified amounts of their requirements for certain products through the supplier. If certain covenants are not met and remain uncured, the supplier would have the right to elect the majority of the Company's Directors, and dividends on the Series G stock would increase in 1998.

The Company has 835,000 warrants outstanding. Each of these warrants entitles the holder to purchase one common share for $4.25, subject to adjustments in certain events, through December 31, 1997. The holder of the Series G Stock also holds warrants to purchase 1,000,000 common shares at $2.38 per share, subject to adjustment in certain events, through September 2002.

As of December 31, 1996, 8,746,212 shares of common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

H. STOCK BASED COMPENSATION

The Company has several incentive plans under which the Board of Directors or the Compensation Committee (the Committee) of the Board of Directors may grant awards to officers and key managerial, administrative, and professional employees of the Company. Awards may consist of incentive, non-qualified, and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance equity and performance unit grants, and any other stock-based awards, or any combination of these awards. At December 31,1996 additional awards aggregating up to 369,714 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non qualified stock options.




H. STOCK BASED COMPENSATION (CONTINUED)

The following summarizes the activity under these plans as of December 31:


                             1996                    1995

                    COMMON STOCK   AVERAGE   COMMON STOCK  AVERAGE
                                    PRICE                    PRICE


Outstanding at
 beginning of year    1,139,286 $1.29 - 2.53    683,333  $2.53-2.58
Granted                 445,000  1.57           503,086   2.22
Exercised                    -                   (3,333)  1.31
Expired                (599,000) 2.04           (43,800)  2.16

Outstanding at end      985,286 $1.19 - 2.38  1,139,286  $1.29-2.53
 of year


Exercisable at end      352,028                 553,750
 of year



The exercise price of all options granted has been at least equal to the market value at the date of grant. The options are generally exercisable up to five years from the grant date with the exception of 205,145 options which under certain circumstances could be exercisable for up to nine years and nine months from the grant date.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ``ccounting for Stock Issued to Employees'' (APB 25) and related
Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, ``ccounting for Stock-Based Compensation,'' requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma earnings amounts prepared under the assumption that the stock options granted in 1996 and 1995 were accounted for based on their fair value as determined under the Statement of Financial Accounting Standards No. 123, `Accounting for Stock Based Compensation'' are as follows:


Pro Forma Earnings                           1996          1995


Net income (loss) applicable to common    $  629,096   $(5,348,484)
shares
Net income (loss) per common share        $     0.08   $     (0.70)

H. STOCK BASED COMPENSATION (CONTINUED)

The weighted average value of options granted during 1996 was $0.67 and $1.14 in 1995. The fair value of each option granted during 1995 and 1996 is calculated on the date of grant using the Black-Scholes option pricing model using the following assumptions:


Fair Value Assumptions                 1996          1995


Dividend yield                            0%             0%
Expected volatility                      39%            39%
Risk free interest rate                 5.5%           5.5%
Expected life in years                    5         5 - 10

The effects of applying Statement of Financial Accounting Standards No. 123 in the pro forma disclosure are not indicative of future amounts. Statement of Financial Accounting Standards No. 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated.

I. INCOME TAXES

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

                                  1996         1995         1994


Statutory federal income tax  $  654,000   $(1,929,000) $  391,000
Increase (decrease) resulting
 from effect of:
 Operating losses with no
  current tax benefit                -       2,086,000         -
 Nondeductible amortization
  and deductible goodwill
  related to disposed assets      39,000      (157,000)     38,800
 Realization of deferred tax         -            -       (272,000)
  asset
 AMT liability and other         (15,000)         -        198,600
State income tax expense, net
 of federal benefit              172,000          -         68,600

                              $  850,000   $      -     $  425,000



As a result of quasi-reorganization accounting treatment, $56,000 in 1996 and $410,000 in 1994 is a charge in lieu of income taxes and payment is not required due to use of tax loss carryforwards and the resulting financial statement benefit is an addition to paid-in capital.



I. INCOME TAXES (CONTINUED)

At December 31, 1996, the Company had tax loss carryforwards of $409,000. The carry forwards expire $224,000 in 1998 and $185,000 in 2000. Utilization of $182,000 of carryforwards expiring in 1998 is restricted to the operations of the entity which created the loss. In addition, the Company has approximately $190,000 of alternative minimum tax credit carryforwards which do not expire.

Deferred tax assets at December 31 are:

                                  1996        1995        1994

Loss carryforwards            $   156,000 $   604,000 $   532,000
AMT and other tax credit
 carry forwards                   211,000     223,000     290,000
Asset impairment reserves       2,271,000   2,204,000        -
Receivable allowances             914,000     681,000     202,000
Employee benefit accruals         124,000     123,000      94,000
Inventory valuation
 allowances                        80,000      54,000      72,000
Depreciation                      367,000     506,000     197,000
All other items, net              121,000      74,000      25,000

Total                           4,244,000   4,469,000   1,412,000

Deferred tax valuation         (3,162,000) (3,387,000)   (330,000)
 allowance


Net deferred tax assets       $ 1,082,000 $ 1,082,000 $ 1,082,000



The valuation allowance was reduced by $225,000 in 1996 and $410,000 in 1994.
Of these reductions, $56,000 in 1996 and $410,000 in 1994 was added to paid-in capital to reflect deferred tax assets existing at the quasi-reorganization date. At December 31, 1996, approximately $69,000 of the valuation allowance is related to deferred tax assets existing at the quasi-reorganization date. Any subsequent realization of this amount will be recorded as an addition to paid-in capital.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income to utilize the tax benefit of the assets prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

The Company paid $134,000, $225,000, and $140,000, of actual and estimated income taxes in 1996, 1995, and 1994, respectively, for alternative minimum taxes and state income tax payments.

J. RELATED PARTY TRANSACTIONS

The Company earns incentive management fees for managing one-hour photo processing store(s) controlled by certain officers and directors of the Company. The Company derived revenues from these stores, including these fees, of approximately $244,000 in 1996, $297,000 in 1995, and $395,000 in 1994.


Another franchise store is owned by a corporation owned and controlled by officers and their families of which the Company derived revenue of $180,000 in 1996.

The Company leases its headquarters from a partnership which is 76%-controlled by certain officers and/or directors for future annual rentals of $216,996. Rent expense for 1996, 1995, and 1994 was $216,996, $216,996, and $209,940,
respectively.

K. CONTINGENCIES

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

L. RESTRUCTURING CHARGE

In 1995 the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through company stores. Accordingly, the Company decided to sell as franchises 32 of its company stores and retain only a core group of company stores to serve as testing and research sites for products, services, and systems. Additionally, seven company stores have been or will be closed.

In 1995 the Company recorded a $5.8 million restructuring charge related to the sale and closure of these stores. The restructuring charge consists of $5.7 million of asset impairment reserves related to goodwill ($5.3 million) and property and equipment ($400,000) to reduce the carrying value of the stores to be sold or closed to their estimated fair value, less costs to sell and $100,000 for lease terminations. The restructuring charge reduced the carrying value of these stores to $8.1 million.

At December 31, 1996, 25 stores to be sold and 5 stores to be closed still remain. After review of the 1996 results of operation for these stores and comparing the actual realized values of the five stores sold to their estimated realizable value, an additional restructuring charge of $510,655 was recorded in 1996. This brings the net book value of the stores to be sold in conformance with management's estimate of what price the stores will bring, less costs to sell, in transactions with prospective franchisees.

The 1996 charge consists of $372,409 of asset impairment reserves related to goodwill and $120,246 to property and equipment and $18,000 for lease terminations.

The company anticipates the sale of the stores will take approximately two years to substantially complete. The stores to be sold had revenues of $8.5 million and income of $676,000 in 1996. The stores to be closed had revenues of $1.1 million and losses of $78,000 in 1996.



MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
     YEAR ENDED        BEGINNING OF   COSTS AND       OTHER                     END OF
  DECEMBER 31, 1996       PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD




Reserves and
Allowances deducted
from Accounts and                    $1,244,000   $359,000      $746,000 (1) $2,211,000
Notes Receivable       $1,354,000

Allowance for Cash
Discounts                  73,000       (12,000)                                 61,000

Allowance for
Inventory
Obsolescence               70,000        93,000                   37,000 (2)    126,000

Allowance for
Property and
Equipment               5,328,000       492,655                               5,820,655


Total                  $6,825,000    $1,817,655   $359,000      $783,000     $8,218,655



(1) Uncollectible accounts written-off
(2) Disposal of Inventory



MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                              BALANCE AT      CHARGED TO
        YEAR ENDED           BEGINNING OF      COSTS AND       CHARGED TO                    BALANCE AT END
    DECEMBER 31, 1995           PERIOD         EXPENSES      OTHER ACCOUNTS    DEDUCTIONS       OF PERIOD




Reserves and Allowances
deducted from Accounts and
Notes Receivable            $1,152,000      $  705,958      $               $503,958 (1)     $1,354,000

Allowance for Cash
Discounts                       96,000         (23,000)                                          73,000

Allowance for Inventory
Obsolescence                    94,000          15,235                        39,235 (2)         70,000

Allowance for Property and
Equipment                           -0-      5,328,000                                        5,328,000


Total                       $1,342,000      $6,026,193      $      -0-      $543,193         $6,825,000



(1) Uncollectible accounts written-off
(2) Disposal of Inventory



MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                        BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
     YEAR ENDED        BEGINNING OF   COSTS AND       OTHER                     END OF
  DECEMBER 31, 1994       PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD




Reserves and
Allowances deducted
from Accounts and      $   802,000   $  415,469   $             $ 65,469 (1) $1,152,000
Notes Receivable

Allowance for Cash
Discounts                   81,000       15,000                       -0-        96,000

Allowance for
Inventory
Obsolescence              145,000        86,000                 $137,000 (2)     94,000

Allowance for
Property and
Equipment                      -0-          -0-                       -0-            -0-


Total                  $1,028,000    $  516,469   $      -0-    $202,469     $1,342,000



(1) Uncollectible accounts written-off
(2) Disposal of Inventory



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



     10.1                Employee Incentive Stock Option Plan,
                         as amended  (Incorporated by Reference to Exhibit 4.1
                          to Form S-8 Registration Statement,
                         Registration No. 33-14356)

     10.2                1992 Moto Photo Performance and Equity
                         Incentive Plan (Incorporated by Reference to Appendix A to the Definitive Proxy Statement for the 1992 Moto Photo Annual Meeting of Shareholders)



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


     10.7 Term Loan Agreement dated as of May 15, 1994 between Moto Photo, Inc. and Bank One, Dayton, National Association (Incorporated by Reference to
                         Exhibit 10.17 to Form 10-Q dated August 9, 1994)

     10.8                First Amendment to Term Loan Agreement
                         dated as of January 27, 1995
                         (Incorporated by Reference to Exhibit 10.9 to Form 10-K dated March 29, 1995)


     NUMBER                   DESCRIPTION




     10.9                Promissory Note Modification Agreement
                         dated March 22, 1996 between Moto Photo, Inc. and Bank One, Dayton, N.A.
                         (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated May 8, 1996)

     10.10 Intercreditor and Subordination Agreement dated September 9, 1992 between Bank One, Dayton, National Association, Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 28.3 to Form 8-K dated September 9, 1992)

     10.11 Amendment dated March 10, 1993 to Intercreditor Agreement between Bank One, Dayton, National Association, Fuji Photo Film U.S.A., Inc. and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.25 to form 10-K dated March 23, 1993)

     10.12 Term Promissory Note and Security Agreement dated as of June 7, 1995, by and between Moto Photo, Inc. and The Provident Bank
                         (Incorporated by Reference to Exhibit 10.2
                         to Form 10-Q dated August 14, 1995)


     10.13               Amended Supply Agreement dated as of
                         January 11, 1995 between Moto Photo, Inc.
                         and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated March 27, 1996)

     10.14               Amendment No. 1 to Warrant Certificate
                         held by Fuji Photo Film U.S.A., Inc.
                         (Incorporated by Reference to Exhibit 10.13
                         to Form 10-K dated March 29, 1995)

     10.15               Lease dated as of August 27, 1990
                         between Moto Photo, Inc. and Sycamore
                         Partnership (Incorporated by Reference to
                         Exhibit 10.18 to Form 10-K dated March 29, 1991)



     NUMBER                   DESCRIPTION




          10.16 Employment Agreement effective January 1, 1994 with Michael F. Adler (Incorporated by Reference to
                         Exhibit 10.18 to Form 10-Q dated May 13, 1994)

          10.17          Employment Agreement dated June 1,
                         1996 with David A. Mason (Incorporated by
                         Reference to Exhibit 10.2 to Form 10-Q dated
                         August 6, 1996)

          10.18          Employment Agreement dated June 1, 1996
                         with Frank M. Montano
                         (Incorporated by Reference to Exhibit 10.1
                         to Form 10-Q dated August 6, 1996)

          10.19 Employment Agreement effective September 18, 1994 with Robert Galastro
                         (Incorporated by Reference to Exhibit 10.27
                         to Form 10-Q dated November 10, 1994)

         10.20           Employment Agreement effective as of
                         September 1, 1992 with Paul Pieschel
                         (Incorporated by Reference to Exhibit 10.31
                         to Form 10-K dated March 25, 1993)

          10.21          Bonus Arrangements for Certain Officers

          11.0           Computation of Per Share Earnings

          22             List of subsidiaries of the Company
                         (Incorporated by Reference to Exhibit 22
                         to Form 10-K dated March 27, 1996)

          24             Consents of Ernst & Young, LLP

          27             Financial Data Schedule