Form 10-K/A
period 1996-12-31
MOTO PHOTO INC
filed 1997-04-01
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                  AMENDMENT 1

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





This Form 10-K/A, Amendment No. 1, is being filed to amend Exhibit 10.21, `Bonus Arrangements for Certain Officers.''


SIGNATURES







                                MOTO PHOTO, INC.



                                By:   /s/ David A. Mason
                                     David A. Mason
                                     Executive Vice President


Date:  April 1, 1997




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

     10.21               Bonus Arrangements for Certain Officers

     11.0 Statement Re: Computation of Per Share Amounts (Included with the financial statements and supplementary data filed after the signature page of this report)

     22.0                List of subsidiaries of the Company
                         (Incorporated by Reference to Exhibit 22
                         to Form 10-K dated March 27, 1996)

     24.0                Consents of Ernst & Young, LLP

     27.0                Financial Data Schedule