Form 10-Q
period 1997-03-31
MOTO PHOTO INC
filed 1997-05-09
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended :    March 31, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                               As of May 8, 1997:
              7,789,973 - Voting Common,   0 - Non - Voting Common



MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                         March       December
                                                          31,           31,
                                                         1997          1996

Assets
Current assets:
Cash                                                  $   528,585   $ 1,398,944
Accounts receivable, less allowances of $1,218,000 in
   1997 and 1996                                        5,010,333     5,518,380
Notes receivable, less allowances of $133,000 in 1997
   and 1996                                               294,669       292,419
Inventory                                               2,143,847     1,794,335
Deferred tax assets                                       316,000       316,000
Prepaid expenses                                           53,514        47,176

Total current assets                                    8,346,948     9,367,254

Property and equipment                                  2,822,202     2,828,830

Other assets:
Notes receivable, less allowances of $860,000 in 1997
   and 1996                                             1,857,452     1,876,444
Cost of franchises and contracts acquired                 202,794       214,479
Goodwill
                                                        4,379,354     4,407,058
Deferred tax assets
                                                          766,000       766,000
Other assets
                                                        1,017,842     1,025,147

Total assets                                          $19,392,592   $20,485,212



MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                         March       December
                                                          31,           31,
                                                         1997          1996

Liabilities and stockholders' equity
Current liabilities:
Line of credit                                        $   923,852   $         0
Note payable                                                    0       250,000
Accounts payable                                        3,739,868     6,245,879
Accrued payroll and benefits                              927,382     1,167,112
Accrued expenses                                          672,153     1,213,765
Current portion of long-term obligations                  946,000       587,859
Other                                                     567,170       153,250

Total current liabilities                               7,776,425     9,617,865

Long-term debt                                          8,781,001     7,752,070
Capitalized leases                                        444,753       455,692
Deferred revenue                                          121,387       121,387

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G cumulative nonvoting preferred shares,
1,000,000 shares issued and outstanding with
preferences aggregating $10,000,000                        10,000        10,000
Common shares $.01 par  value:
Authorized shares - 30,000,000
Issued and outstanding shares - 7,789,973 in 1997
   and 7,785,973 in 1996                                   77,900        77,860
Paid-in capital                                         6,788,090     6,858,900
 (Deficit)retained earnings subsequent to June 30,
1991                                                  (4,606,964)   (4,408,562)

Total stockholders' equity                              2,269,026     2,538,198

Total liabilities and stockholders' equity            $19,392,592   $20,485,212



MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three Months     Three Months
                                                    Ended            Ended
                                                March 31, 1997   March 31, 1996

Revenues
Company store sales                             $    3,541,587   $    3,836,931
Merchandise sales                                    3,500,139        3,401,608
Royalties                                            1,069,792          941,852
Franchise fees                                          45,770           78,918
Investment income                                       89,586           39,999
Telemarketing Revenue                                  214,874          121,997

                                                     8,461,748        8,421,305

Expenses
Company store cost of sales and operating
   expenses                                          3,294,709        3,641,488
Merchandise cost of sales and operating
   expenses                                          3,086,387        2,984,583
Selling, general, and administrative costs           1,700,227        1,701,460
Advertising                                            284,942          359,618
Depreciation and amortization                          199,195          181,999
Interest expense                                        80,221          107,680

                                                     8,645,681        8,976,828


Income (Loss) Before Income Taxes                    (183,933)        (555,523)
Income tax benefit (expense)                            57,000          261,000

Net Income (Loss)                                    (126,933)        (294,523)
Preferred Stock Dividend Requirements                 (71,470)         (72,830)

Net Income (loss) Applicable to Common Stock    $    (198,403)   $    (367,353)

Net Income (loss) Per Common Share              $       (0.03)   $       (0.05)

Average Shares Outstanding                           7,787,884        7,785,973



MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                           Three Months  Three Months
                                               Ended         Ended
                                             March 31,     March 31,
                                               1997          1996

Operating Activities
Net (loss) income                          $  (126,933)  $ ( 294,523)
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for income taxes                (57,000)     (261,000)
     Depreciation and amortization             199,195       181,999
     Provision for losses on inventory and
        receivables                            179,646       178,912
     Notes receivable increase from sale
        of franchise                                 0       (15,000)
     Provision for (gain) loss  on
        disposition of assets                    7,937             0
     Increase (decrease) resulting from
        changes in:
     Accounts receivable                       177,150       (73,333)
     Inventory and prepaid expenses           (386,850)      504,688
     Other assets                              (62,032)          247
     Accounts payable and accrued expenses  (3,287,352)
                                                            (835,407)
     Deferred revenues and other
        liabilities                            545,310        65,291

Net cash provided by (used in)operating
   activities                               (2,810,929)     (548,126)

Investing Activities
Purchases of  equipment and leaseholds         (29,542)      (20,486)
Proceeds from sale of assets                         0             0
Payments received on notes receivable          186,635        57,015

Net cash provided by (used in) investing
   activities                                  157,093        36,529

Financing Activities
Proceeds from revolving line of credit and
   borrowings                                4,887,098     1,700,000
Principal payments on revolving line of
credit, long-term debt and capital lease
   obligations                              (2,961,381)   (2,146,037)
Payments of preferred dividends               (150,000)     (125,000)
Common shares issued                             7,760             0

Net cash provided by (used in) financing
   activities                                1,783,477      (571,037)

Increase (decrease) in cash and
   equivalents                                (870,359)   (1,082,634)
Cash and cash equivalents at beginning of
   year                                      1,398,944     1,539,688

Cash and cash equivalents at end of period $   528,585   $   457,054




                       MOTO PHOTO, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 ``UNAUDITED''


1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1997.

2.The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. March 29 vs. March 31 for the first quarter 1997), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

3.The first three months of the year are seasonally slower and do not represent
  25% of the year.

4.In the first quarter 1997, $150,000 of dividends were paid on the Series G preferred shares. Of this amount $78,530 was for previously reported and accreted dividends.

5.In February 1997, the Company obtained a new line of credit which expires
  April 30, 1998. This line of credit provides for borrowings up to $3.0 million at prime plus .75%. The Company pays a commitment fee of .25% per annum on the unused portion of the line of credit.

  In conjunction with the new line of credit, the Company entered into a term loan agreement with a bank to obtain $3.3 million. The term loan provides for varying principal installments plus interest at 9.29% per annum with a maturity date of January 25, 2002.

6.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.


                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS FIRST QUARTER 1997 VS FIRST QUARTER 1996

 The Company reported a net loss of $126,933 and a loss per common share of $.03 for the first quarter 1997 compared to a net loss of $294,523, and loss per common share of $.05 for the first quarter 1996. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down 8% for the first quarter 1997 compared to the same period a year ago primarily due to fewer stores in operation. Even though sales from comparable stores were up approximately 1%.

 Company store cost of sales and operating expenses fell $347,000, or 10%, primarily due to fewer stores in operation with the stores still in operation having lower cost and expense rates than the stores operated in 1996.

 Merchandise sales increased $99,000, or 3%, for the first quarter 1997 compared to the first quarter 1996, as a result of increasing franchisee comparable store sales offset by lowered paper prices.

 Royalty revenues increased $128,000, or 14%, for the first quarter 1997 compared to the first quarter 1996, primarily due to increased franchisee store sales and more stores contributing royalties.

 Franchise fees were down $33,000, or 42%. The company had two more franchise store openings in the first quarter 1996 than in the first quarter 1997. Investment income increased $50,000, or 124%, compared to the same period a year ago primarily due to interest income on increased notes receivable.

 Telemarketing revenues were up $93,000, or 76%, compared to the same period a year ago, primarily due to the Company obtaining additional accounts other than franchise portrait marketing.

 Advertising costs were down $75,000, due to reduced levels of Company store advertising.

 Interest expense is down $27,000, or 26%, due to lower levels of interest bearing debt.


                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 Cash used in operating activities increased by $2.3 million primarily due to payment of $1.5 million of additional accounts payable and $960,000 accrued income taxes and accrued bonuses. Inventories increased due to special buy-ins of film which will be sold during the year. The increase in other liabilities is primarily due to an increase in deferred revenues substantially all of which will be recognized as revenue during the year.

 Cash provided by financing activities increased $2.4 million due to increased proceeds from bank borrowings. The proceeds were used to prepay $2.3 million of existing debt and to fund cash used in operating activities.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Canadian Industrial Services Limited v. Hidome Investments Ltd. and Herbert Lam (Ontario [Canada] Court (General Division, Case No. 97-CU-118907). Canadian Industrial Services (`CIS''), the Company's Canadian master franchisor, filed this lawsuit February 14, 1997, against one of its former franchisees, Hidome Investments Ltd. (`Hidome'') and its owner, Herbert Lam. Hidome had abandoned the franchise which it had purchased from Northvale Industrial Co. Ltd. (`Northvale''). CIS seeks damages of $418,740.33, including lost royalty and advertising fees and rent due under the sublease Hidome had from CIS. On April 3, 1997, Hidome filed a counterclaim against CIS, Northvale, and the Company, alleging fraudulent and negligent misrepresentation and breach of contract. Hidome seeks damages of $600,000,. as well as rescission of the franchise agreement and restitution of amounts paid. The Company denies all of the allegations and will defend vigorously against this lawsuit.

The Company has pending against it a small number of claims which it believes are routine and incidental to the business. These actions are being contested and defended. Management of the Company is of the opinion that such actions are not likely to result in any liability which would have a material adverse effect on the consolidated financial position of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

  (a)Exhibits:  See Exhibit Index immediately preceding exhibits.

  (b)Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTO PHOTO, INC.



                                   By
                                     ------------------------
                                     David A. Mason
                                     Executive Vice President,
                                     Treasurer, and Chief
                                     Financial Officer


Date:          May 9, 1997





                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                                 March 31, 1997


Copies of the following documents are filed as exhibits to this report:


No.       Description

10.1      Employment Agreement dated as of April 1, 1997, with Michael F. Adler

10.2 Loan and Security Agreement dated February 19, 1997 between Moto Photo,Inc. and The Provident Bank

11.0      Computation of Per Share Earnings

27.0      Financial Data Schedule