Form 10-K/A
period 1996-12-31
MOTO PHOTO INC
filed 1997-05-19
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K-A
                                   AMENDMENT 2

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


This Form 10-K-A, Amendment No. 2, is being filed to amend the notes to the financial statments (Note L Restructuring Charge).




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

At December 31, 1996, 25 stores to be sold and 5 stores to be closed still remain. After review of the 1996 results of operation for these stores and comparing the actual realized values of the five stores sold to their estimated realizable value, an additional restructuring charge of $510,655 was recorded in 1996. This brings the net book value ($1.7 million) of the stores to be sold in conformance with management's estimate of what price the stores will bring, less costs to sell, in transactions with prospective franchisees.

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