Form 10-Q
period 1997-06-30
MOTO PHOTO INC
filed 1997-08-07
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended :    June 30, 1997

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

                              Yes         No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                              As of July 31, 1997:
              7,793,573 - Voting Common,   0 - Non - Voting Common




MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                               JUNE 30,     DECEMBER 31,
                                                 1997           1996

Assets
Current assets:
 Cash                                         $  1,255,723   $  1,398,944
 Accounts receivable, less allowances of
 $1,218,000 in 1997 and 1996                     4,682,899      5,518,380
 Notes receivable, less allowances of
 $133,000 in 1997 and 1996                         294,669        292,419
 Inventory                                       1,839,942      1,794,335
 Deferred tax assets                               316,000        316,000
 Prepaid expenses                                   99,775         47,176

Total current assets                             8,489,008      9,367,254

Property and equipment                           3,058,769      2,828,830

Other assets:
 Notes receivable, less allowances of
 $860,000 in 1997 and 1996                       1,948,087      1,876,444
 Cost of franchises and contracts acquired         191,110        214,479
 Goodwill                                        4,356,838      4,407,058
 Deferred tax assets                               766,000        766,000
 Other assets                                    1,008,384      1,025,147


Total assets                                  $ 19,818,196   $ 20,485,212




MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                     JUNE 30,   DECEMBER 31,
                                                       1997         1996

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                                       $       0     $       0
 Note payable                                                 0       250,000
 Accounts payable                                     3,057,001     6,245,879
 Accrued payroll and benefits                           923,294     1,167,112
 Accrued expenses                                     1,180,775     1,213,765
 Current portion of long-term obligations             1,094,200       587,859
 Deferrred Revenue                                      292,135        62,000
 Other                                                  131,747        91,250

Total current liabilities                             6,679,152     9,617,865

Long-term debt                                        9,980,396     7,752,070
Capitalized leases                                      383,346       455,692
Deferred revenue                                        121,387       121,387

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred shares,
   1,000,000 shares issued and outstanding with
   preferences aggregating $10,000,000                   10,000        10,000
Common shares $.01 par  value:
 Authorized shares - 30,000,000
 Issued and outstanding shares - 7,793,573 in 1997
 and 7,785,973 in 1996                                   77,936        77,860
Paid-in capital                                       6,715,318     6,858,900
 (Deficit)retained earnings subsequent to June 30,
 1991                                                (4,149,339)   (4,408,562)

Total stockholders' equity                            2,653,915     2,538,198

Total liabilities and stockholders' equity          $19,818,196   $20,485,212



MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  Three       Three     Six Months  Six Months
                                  Months      Months      Ended       Ended
                                  Ended       Ended      June 30,    June 30,
                                 June 30,    June 30,      1997        1996
                                   1997        1996

REVENUES
Company store sales            $ 4,491,315 $ 4,774,962 $ 8,032,902 $ 8,611,893
Merchandise sales                4,751,845   4,442,147   8,251,984   7,843,755
Royalties                        1,239,749   1,082,903   2,309,541   2,024,755
Franchise fees                     214,435     266,529     260,205     345,447
Investment income                   60,228      62,205     149,814     102,204
Telemarketing revenue              233,846     161,098     448,720     283,095

                                10,991,418  10,789,844  19,453,166  19,211,149
EXPENSES
Company store cost of sales and
operating expenses               3,614,868   3,809,987   6,909,577   7,451,475
Merchandise cost of sales and
operating expenses               4,144,429   3,811,314   7,230,816   6,795,897
Selling, general, and
administrative costs             1,790,432   1,816,412   3,490,659   3,517,872
Advertising
                                   351,710     442,608     636,652     802,226
Depreciation and amortization
                                   203,827     181,752     403,022     363,751
Interest expense                   120,062     147,415     200,283     255,095

                                10,225,328  10,209,488  18,871,009  19,186,316

Income (loss) before income
taxes                              766,090     580,356     582,157      24,833
Income tax benefit (expense)     (237,500)   (271,000)   (180,500)    (10,000)

Net income (loss)                  528,590     309,356     401,657      14,833
Preferred stock dividend
requirements                      (70,964)    (72,493)   (142,434)   (145,323)


Net income (loss) applicable to
common stock                   $   457,626 $   236,863 $   259,223  $(130,490)



Net income (loss) per common
share                          $      0.06 $      0.03 $      0.03 $    (0.02)



Average shares outstanding       7,791,832   7,785,973   7,789,869   7,785,973



MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                               Six Months        Six Months
                                                 Ended             Ended
                                             June 30, 1997     June 30, 1996

Operating Activities
Net income (loss)                            $       401,657    $       14,833
Adjustments to reconcile net income to
net cash provided by operating activities:
  Provision for income taxes                         180,500            10,000
  Depreciation and amortization                      403,022           363,751
  Provision for losses on inventory and
  receivables                                        397,178           367,897
  Notes receivable increase from sale of franchise         0          (30,000)
  Provision for (gain) or loss on disposition of
  assets                                              43,432                 0
  Increase (decrease) resulting from changes in:
   Accounts receivable                               (61,214)         (662,929)
   Inventory and prepaid expenses                   (170,206)           523,854
   Other assets                                        3,735            15,502
   Accounts payable and accrued expenses          (3,472,584)       (1,169,801)
   Deferred revenues and other liabilities           381,396           (3,743)

Net cash provided by (used in) operating
activities                                        (1,893,084)         (570,636)


Investing Activities
Purchases of  equipment and leaseholds               (96,292)          (50,474)
Proceeds from sale of assets                               0            68,000
Payments received on notes receivable                233,666           134,580

Net cash provided by (used in) investing
activities                                           137,374           152,106


Financing Activities
Proceeds from revolving line of credit and
borrowings                                         8,824,274         4,100,000
Principal payments on revolving line of credit,
long-term debt and capital lease obligations      (6,925,845)       (4,310,209)
Payments of preferred dividends                     (300,000)         (250,000)
Common Shares Issued                                  14,060                 0

Net cash provided by (used in) financing
activities                                         1,612,489         (460,209)


Increase (decrease) in cash and equivalents         (143,221)         (878,739)
Cash and cash equivalents at beginning of
period                                             1,398,944         1,539,688

Cash and cash equivalents at end of period   $     1,255,723     $     660,949





                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial postion and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31,1996.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. June 28 vs. June 30 for the second quarter 1997), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first six months of the year are seasonally slower and do not represent 50% of the year.

 3.In the first six months of 1997 $300,000 of dividends were paid on the Series G preferred shares. Of this amount $157,566 was for previously reported and accreted dividends.
 4.In the first six months of 1997, the Company incurred capital lease obligations totaling $452,000 in connection with equipment purchases.

 5.The Comany anticipates that the effects of applying Statement of Financial
   Accounting Standards No. 128 will have no material impact on earnings per share.

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




                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SECOND QUARTER AND SIX MONTHS 1997 VS SECOND QUARTER AND
                               SIX MONTHS 1996

 The Company reported net income of $528,590 and income per common share of $.06 for the second quarter 1997, compared to net income of $309,356 and income per common share of $.03 for the second quarter 1996. For the six months ended June 30, 1997, the Company recorded net income of $401,657 and earnings per common share of $.03, compared to net income of $14,833 and a loss per common share of $.02 for the same period a year ago. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $284,000, or 6% for the second quarter 1997, and down $579,000, or 7% on a year-to-date basis, compared to the same period a year ago primarily due to fewer Company stores in operation. Sales from comparable stores were up approximately 1%.

 Fewer Company stores also accounted for reduced Company store cost of sales and operating expenses which fell $195,000, or 5% for the second quarter, and $522,000, or 7% for the six months ended June 30, 1997.

 Compared to the same period a year ago merchandise sales increased $310,000, or 7% for the second quarter 1997, and $408,000, or 5% on a year-to-date basis, as a result of increasing franchisee comparable store sales offset by lower paper prices.

 Merchandise cost of sales and expenses increased $333,000, or 8% for the second quarter, and $106,000, or 2% through June 1997, as the cost of increased merchandise sales was offset by the Company's first quarter temporary reduction to overhead.

 Royalty revenues increased $157,000, or 14% for the second quarter, and $285,000, or 14% for the six months ended June 30, 1997, compared to the same period a year ago primarily due to increased franchisee store sales and more stores contributing royalties.

 Franchise fees were down $52,000, or 20% for the quarter, and $85,000, or 25% for the six months ended June 30, 1997, compared to the same period a year ago due to fewer franchise store openings in 1997.

 Investment income was down $2,000, or 3% for the quarter, but increased $48,000, or 47% on a year-to-date basis, compared to the same period a year ago primarily due to more notes receivable outstanding.
 Telemarketing revenues were up $73,000, or 45% for the second quarter, and $166,000, or 59% as of June 30, 1997, compared to the same period a year ago primarily due to the Company obtaining additional accounts other than franchise portrait marketing.

 Advertising costs were down $91,000, or 21% for the quarter, and $166,000, or 21% year-to-date due to planned reduced levels of Company store advertising.

 Interest expense decreased $27,000, or 19% for the quarter, and $55,000, or 21% year-to-date due to lower levels of interest bearing debt.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash used in operating activities increased by $1.3 million primarily due to payment of $2.3 million of additional accounts payable and $960,000 accrued income taxes and accrued bonuses, offset by increased operating income. Inventories increased due to special buy-ins of film which will be sold during the year. The increase in other liabilities is primarily due to an increase in deferred revenues, $230,000 of which will be recognized as revenue during the year.

 Cash provided by financing activities increased $2.1 million due to increased proceeds from bank borrowings. The proceeds were used to prepay $2.3 million of existing debt and to fund cash used in operating activities.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
Moto Photo, Inc. v. Foureff Investment Company (American Arbitration Association, Case No. 52 144 00218 95). In December 1995 the Company filed this action against Foureff Investment Company ("Foureff"), a franchisee of five stores in Missouri and Kansas, for failure to pay royalty and advertising fees and trade amounts due and to comply with an earlier arbitration award against Foureff. The Company sought an accounting and payment of the award, royalty and advertising fees, trade amounts, costs, and attorney fees. On February 7, 1996, Foureff filed a counterclaim against the Company, alleging that it had failed to provide certain services as required by the franchise agreements, and seeking damages of $220,031, interest, costs, and attorney fees. The Company denies all of the allegations. On May 19, 1997, the arbitrators denied Foureff's counterclaim and awarded the Company damages of $271,433 and costs of the arbitration proceeding.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) On June 25, 1997, the Company held its annual meeting of shareholders.

          (c) At the meeting the shareholders voted on the election of the following directors. The voting tabulation for each director is set next to his name.

                                   Votes For      Votes Withheld

Michael F. Adler                   5,517,463         269,107
Frank W. Benson                    5,504,213         282,357
Leslie Charm                       5,506,113         280,457
Dexter B. Dawes                    5,506,213         280,357
Harry D. Loyle                     5,729,768          56,802
David A. Mason                     5,521,513         265,057
Douglas M. Thomsen                 5,503,363         283,207



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:  See Exhibit Index immediately preceding exhibits.

          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTO PHOTO, INC.



                                   By /s/ David A. Mason
                                     ------------------------
                                     David A. Mason
                                     Executive Vice President,
                                     Treasurer, and Chief
                                     Financial Officer


                                   Date:  August 7, 1997






                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                                 June 30, 1997


Copies of the following documents are filed as exhibits to this report:


No.       Description

10.1 Amendment to Employment Agreement, dated as of June 25, 1997, with Michael F. Adler
11.0      Computation of Per Share Earnings

27.0      Financial Data Schedule