Form 10-Q
period 1997-09-30
MOTO PHOTO INC
filed 1997-11-14
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the quarterly period ended :    September 30, 1997

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

              (State or other jurisdiction of  (IRS Employer Identification
               Incorporation or organization)   Number)


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

                                 Yes     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                            As of November 11, 1997:
              7,797,373 - Voting Common,   0 - Non - Voting Common


MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                   September 30,    December 31,
                                                        1997            1996

Assets
Current assets:
  Cash                                              $ 1,919,309     $ 1,398,944
  Accounts receivable, less allowances of
  $1,218,000 in 1997 and 1996                         4,306,777       5,518,380
  Notes receivable, less allowances of $133,000 in
  1997 and 1996                                         422,669         292,419
  Inventory                                           1,712,528       1,794,335
  Deferred tax assets                                   316,000         316,000
  Prepaid expenses                                      146,628          47,176

Total current assets                                  8,823,911       9,367,254

Property and equipment                                3,005,878       2,828,830

Other assets:
  Notes receivable, less allowances of $860,000 in
  1997 and 1996                                       2,006,392       1,876,444
  Cost of franchises and contracts acquired             179,425         214,479
  Goodwill                                            4,320,782       4,407,058
  Deferred tax assets                                   766,000         766,000
  Other assets                                        1,028,763       1,025,147

Total assets                                        $20,131,151     $20,485,212






MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996

Liabilities and stockholders' equity
Current liabilities:
 Line of credit                                      $         0    $         0
 Note payable                                                  0        250,000
 Accounts payable                                      2,919,512      6,245,879
 Accrued payroll and benefits                            904,620      1,167,112
 Accrued expenses                                      1,543,279      1,213,765
 Current portion of long-term obligations              1,176,000        587,859
 Deferred Revenue                                        166,115         62,000
 Other                                                   110,940         91,250

Total current liabilities                              6,820,466      9,617,865

Long-term debt                                         9,386,000      7,752,070
Capitalized leases                                       594,973        455,692
Deferred revenue                                         121,387        121,387

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred shares,
   1,000,000 shares issued and outstanding with
   preferences aggregating $10,000,000                    10,000         10,000
Common shares $.01 par  value:
 Authorized shares - 30,000,000
 Issued and outstanding shares - 7,797,373 in 1997
 and 7,785,973 in 1996                                    77,974         77,860
Paid-in capital                                        6,643,096      6,858,900
 (Deficit)retained earnings subsequent to             (3,522,745)    (4,408,562)
  June 30,1991

Total stockholders' equity                             3,208,325      2,538,198

Total liabilities and stockholders' equity           $20,131,151    $20,485,212





MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                            Three Months Three Months  Nine Months  Nine Months
                                Ended        Ended        Ended        Ended
                              September    September    September    September
                              30, 1997     30, 1996     30, 1997     30, 1996
Revenues
  Company store sales        $ 4,535,304  $ 4,903,101  $12,568,206  $13,514,994
  Merchandise sales            4,632,671    4,642,682   12,884,655   12,486,437
  Royalties                    1,329,586    1,309,681    3,639,127    3,334,436
  Franchise fees                 145,250      158,119      405,455      503,566
  Investment income               96,471       51,721      246,285      153,925
  Gain on sale of stores               0      444,270            0      444,270
  Telemarketing revenue          234,657      184,968      683,377      468,063

                              10,973,939   11,694,542   30,427,105   30,905,691

Expenses
  Company store cost of sales
      and operating expenses   3,572,534    3,934,746   10,482,111   11,386,221
  Merchandise cost of sales
      and operating            3,954,975    4,597,439   11,185,791   11,393,336
      expenses
  Selling, general, and
    administrative costs       1,729,228    1,512,648    5,219,887    5,030,520
  Advertising                    369,001      337,223    1,005,653    1,139,449
  Depreciation and amortization  213,843      191,489      616,865      555,240
  Interest expense               123,810      116,711      324,093      371,806

                               9,963,391   10,690,256   28,834,400   29,876,572


Income (loss) before incomes   1,010,548     1,004,286    1,592,705    1,029,119
  taxes
Income tax benefit (expense)    (313,500)     (351,000)    (494,000)    (361,000)

Net income (loss)                697,048       653,286     1,098,705     668,119
Preferred stock dividend         (70,454)      (72,154)     (212,888)   (217,477)
requirements
Net income (loss) applicable
 to common stock             $   626,594   $   581,132   $   885,817 $   450,642



Net income (loss) per        $      0.08   $      0.07   $      0.11 $      0.06
  common share



Average shares outstanding     7,795,514     7,785,973     7,791,772   7,785,973







MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                            Nine Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                                  1997                1996

Operating Activities
Net income (loss)                              $   1,098,705    $       668,119
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for income taxes                         494,000            361,000
  Depreciation and amortization                      616,865            555,240
  Provision for losses on inventory and
   receivables                                       586,724            560,219
  Notes receivable increase from sale of
   franchise                                         (19,000)          (100,000)
  Provision for (gain) or loss on disposition
   of assets                                          33,974           (382,812)
  Increase (decrease) resulting from changes
   in:
     Accounts receivable                            (119,454)          (785,275)
     Inventory and prepaid expenss                   (95,645)           365,421
     Other assets                                    (26,781)            22,710
     Accounts payable and accrued expenses        (3,559,796)          (564,151)
     Deferred revenues and other liabilities         234,569           (283,821)

Net cash provided by (used in) operating
 activities                                         (755,839)           416,650


Investing Activities
Purchases of  equipment and leaseholds              (213,270)          (220,285)
Proceeds from sale of assets                               0            540,564
New notes receivable                                       0            (15,000)
Payments received on notes receivable                321,592            367,830

Net cash provided by (used in) investing
 activities                                          108,322            673,109


Financing Activities
Proceeds from revolving line of credit and
 borrowings                                        8,824,274          5,600,000
Principal payments on revolving line of credit,
 long-term debt and capital lease obligations     (7,227,814)        (7,387,086)
Payments of preferred dividends                     (450,000)          (375,000)
Common shares issued                                  21,422                  0

Net cash provided by (used in) financing
 activities                                        1,167,882         (2,162,086)


Increase (decrease) in cash and equivalents          520,365         (1,072,327)
Cash and cash equivalents at beginning of
 period                                            1,398,944          1,539,688

Cash and cash equivalents at end of period    $    1,919,309    $       467,361





                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended
   December 31,1996.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. September 27 vs. September 30 for the third quarter 1997), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first nine months of the year are seasonally slower and do not represent 75% of the year.

 3.In the first nine months of 1997 $450,000 of dividends were paid on the Series G preferred shares. Of this amount $237,112 was for previously reported and accreted dividends.

 4.In the first nine months of 1997, the Company incurred capital lease obligations totaling $452,000 in connection with equipment purchases.

 5.The Company anticipates that the effects of applying Statement of Financial Accounting Standards No. 128 will have no material impact on earnings per share.

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






                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS THIRD QUARTER 1997 AND NINE MONTHS VS THIRD QUARTER AND
                               NINE MONTHS 1996

 The Company reported net income of $697,048 and income per common share of $.08 for the third quarter 1997, compared to net income of $653,286 and income per common share of $.07 for the third quarter 1996. For the nine months ended September 30, 1997, the Company recorded net income of $1,098,705 and earnings per common share of $.11, compared to net income of $668,119 and income per common share of $.06 for the same period a year ago. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $368,000, or 8% for the third quarter 1997, and down $947,000, or 7% on a year-to-date basis, compared to the same period a year ago due to fewer Company stores in operation. Sales from comparable stores were flat.

 Fewer Company stores also accounted for reduced Company store cost of sales and operating expenses which fell $362,000, or 9% for the third quarter, and $904,000, or 8% for the nine months ended September 30, 1997.

 Compared to the same period a year ago merchandise sales were flat for the third quarter 1997, but increased $398,000, or 3% on a year-to-date basis, as a result of increasing franchisee comparable store sales offset by lower paper prices.

 Merchandise cost of sales and expenses declined $208,000, or 2% through September 1997, as the cost of increased merchandise sales was offset by the Company's first quarter temporary reduction to overhead. In the third quarter of 1996 $363,000 was reclassified into merchandise cost of sales from selling, general, and administrative expenses. Lower costs of certain products primarily accounted for the balance of the $642,000 decrease in this category.

 Royalty revenues increased $20,000, or 2% for the third quarter, and $305,000, or 9% for the six months ended September 30, 1997, compared to the same period a year ago primarily due to increased franchisee store sales.

 Franchise fees were down $13,000, or 8% for the quarter, and $98,000, or 19% for the nine months ended September 30, 1997, compared to the same period a year ago due to fewer franchise store openings in 1997.

 Investment income increased $45,000, or 87% for the quarter, and $92,000, or 60% on a year-to-date basis, compared to the same period a year ago primarily due to more notes receivable outstanding.

 Telemarketing revenues were up $50,000, or 27% for the third quarter, and $215,000, or 46% as of September 30, 1997, compared to the same period a year ago primarily due to the Company obtaining additional accounts other than portrait marketing for franchisees.

 Advertising costs were up $32,000, or 9% for the quarter, primarily due to the timing of expenditures. As of September 30, 1997 advertising costs declined $134,000, or 12% compared to the same period a year ago, due to planned reductions to Company store advertising.

 Interest expense increased $7,000, or 6% for the quarter, but decreased $48,000, or 13% year-to-date due to lower levels of interest bearing debt.


LIQUIDITY AND CAPITAL RESOURCES

 Cash used in operating activities increased by $1.2 million primarily due to payment of $3 million of additional accounts payable and $960,000 in accrued income taxes and accrued bonuses, offset by increased operating income. The increase in other liabilities is primarily due to an increase in deferred revenues, $230,000 of which will be recognized as revenue during the year. Cash provided by financing activities increased $3.3 million due to increased proceeds from bank borrowings. The proceeds were used to prepay $3 million of existing debt and to fund cash used in operating activities.



PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

    (a)Exhibits:  See Exhibit Index immediately preceding exhibits.

    (b)Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.


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


                                    MOTO PHOTO, INC.



                                    By
                                      ------------------------
                                         David A. Mason
                                         Executive Vice President,
                                         Treasurer, and Chief
                                         Financial Officer



Date:   November 14, 1997













                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                               September 30, 1997


Copies of the following documents are filed as exhibits to this report:


No.   Description


11.0    Computation of Per Share Earnings

27.0    Financial Data Schedule