Form 10-K
period 1997-12-31
MOTO PHOTO INC
filed 1998-03-30
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:    December 31, 1997

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

                   Voting Common Stock, $.01 per share  value
                  Common Stock Purchase Warrants, exercisable
                         on or before December 31, 1998


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
               requirements for the past 90 days.  Yes  X   No


 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part of this Form
                 10-K or any amendment to this Form 10-K. [ X]
 State the aggregate market value of the voting stock held by non-affiliates of the registrant:


                     $14,376,801.55 in Voting Common Stock
                              as of March 24, 1998
                        (last actual transaction price)



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

                              Yes         No
                                   -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of
                                  Common Stock
                              as of March 24,1998:

                       7,805,973 shares of Voting Common
                         0 shares of Non-Voting Common



                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the definitive proxy statement for the 1998 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.

                                MOTO PHOTO, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                 PAGE
PART I

ITEM 1.  BUSINESS ............................................    1

         General .............................................    1
         Development of the System in 1997 ...................    1
         Summary of Store Development ........................    2
         Franchise Operations ................................    3
         Seasonality .........................................    6
         Trade Names, Service Marks and Logo Types ...........    6
         Regulation ..........................................    7
         Supply Contract .....................................    7
         Competition .........................................    8
         Expansion Plans .....................................    9
         Employees ...........................................    9

ITEM 2.  PROPERTIES ..........................................    10

ITEM 3.  LEGAL PROCEEDINGS ...................................    10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .    10


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS .................................    11

ITEM 6.  SELECTED FINANCIAL DATA .............................    12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .................    13

         General .............................................    13
         Results of Operations ...............................    14
         Liquidity and Capital Resources .....................    18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET                                                   20
         RISK...............................................
         ..............................................

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........    20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .................    20


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..    20

ITEM 11. EXECUTIVE COMPENSATION ..............................    20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ......................................    20

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......    21

         Items 10-13 are incorporated by reference from the definitive proxy statement for the Registrant's 1998 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K .........................................    21

         SIGNATURES ..........................................    22

                                MOTO PHOTO, INC.

                                   FORM 10-K

PART I


ITEM  1.  BUSINESS

General

Moto Photo, Inc. (together with its subsidiaries, "the Company") is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade names and service marks of `MOTOPHOTO'', "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO.''

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Development of the System in 1997

During 1997, the Company granted nineteen new franchises and converted three independent stores to franchises, while twenty-one franchises were canceled or terminated, for a net increase of one franchise in the United States.

The Company's international franchises decreased by five. The Company's master licensor for the province of Ontario, Canada, Canadian Industrial Services, Inc., granted one new franchise, while six franchises were canceled or terminated. The Company's master licensor for Norway, Scan-Franchise, A/S, Ltd., neither granted nor terminated any new franchises during 1997. In 1997, all foreign source revenues represented less than 1% of total revenues.
1997 was a year of consolidation for the System. The Company terminated a number of underperforming franchises and franchises failing to meet System standards. Although this means that the number of franchises decreased, the Company believes these terminations will strengthen the System overall, as retail sales of the System increased to $140,000,000 in 1997 from $136,000,000 in 1996. To take advantage of the synergy and advertising power of groups of stores, the Company concentrated its efforts on increasing the number of franchises in target markets which already have a number of MotoPhoto stores.

During 1997, the Company opened no new company stores. In accordance with its decision in fourth quarter 1995 to keep only a core group of approximately 25 company stores to serve as training sites and as testing and research sites for products, services, and systems, the Company closed two stores and sold six others as franchises during 1997.

Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 1996 and 1997:

                                                 1996               1997
                                          U.S.Int'l.Total    U.S.Int'l.Total

Stores Open at Beginning of Year          367   80  447       363   81  444

     New Stores Opened                     11    3   14        13    1   14
     Conversions                           11    0   11         3    0    3
     Terminations or Non-renewals          26    2   28        23    5   28

Stores Open at End of Year                363   81  444       356   77  433
     Company Stores Open at End of Year    51  (a)   51        43  (a)   43
     Franchised Stores Open at End of     312   81  393       313   77  390
Year (b)

Stores Under Development at End of Year    13    1   14        13    0   13
(c)




a)All foreign stores, whether owned and operated by individual franchisees or by the master franchisor, are franchised stores and thus this category is not applicable to foreign stores.

b)As of December 31, 1997, a total of 232 franchisees owned the 313 franchised stores in the United States.

c)Stores under development are those for which a franchise agreement has been signed but which have not yet opened. There is no assurance that these stores will open.

As indicated in the chart above, a number of franchises were terminated or failed to renew in 1996 and 1997. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, inability to obtain acceptable financing and/or an acceptable site (for stores never opened), and other factors typically affecting franchisee operations.

Set forth below is the geographical location of the stores in operation at December 31, 1997:

Arizona        14        Kentucky        6             Ohio           25
California     31        Maryland       22             Oklahoma       18
Colorado       15        Maine           1             Pennsylvania    9
Connecticut    13        Massachusetts   8             Rhode Island    4
Florida         3        Michigan        6             Tennessee       8
Georgia        12        Minnesota       1             Texas           6
Illinois       30        North Carolina  1             Utah            5
Indiana         5        New Jersey     48             Virginia       24
Kansas          3        New York       25             Wisconsin       5

                          District of Columbia       8

     Canada              51             Norway         26

Franchise Operations

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of `MOTOPHOTO'', "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." See "Business - Trade Names,
Service Marks, and Logo Types." The Company, as franchisor, licenses to the franchisee such trade names, service marks, and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store as well as a multi-store exclusive territorial agreement.

The Company provides to franchisees operation, management and marketing programs and systems and other services designed to promote the business of the franchisee and develop goodwill and name recognition. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the `MOTOPHOTO'', "ONE
HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" trade names and service marks and other proprietary names and marks of the Company. In turn, management believes such advertisement and promotion expands the Company's base of prospects for recruitment as new franchisees.

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

Under the form of franchise agreement for new franchises, the Company receives a royalty of 6% of the franchisee's net retail sales and 3% of net wholesale sales. For franchise agreements signed before March 1996, if the combined net retail sales for all stores owned by a franchisee exceed $2,000,000 annually, the royalty on the net retail sales in excess of $2,000,000 is 4.5%. At
December 31, 1997, 1 franchisee owning 6 stores qualified for the reduced royalty. The franchise agreement requires franchisees to expend or contribute to their local advertising cooperative for advertising an amount of at least
5.5% of net retail roll processing and merchandise sales and 15% of net portrait sales. In addition, franchisees are required to pay to the Company 0.5% of combined net retail sales for advertising development.

The franchisee is required to purchase MOTOPHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. The Company has negotiated arrangements with a number of suppliers which provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers.

The Company offers franchises in the United States through area developers and
Company personnel, who generate leads through advertising, brokers, referrals, and franchise shows.  At December 31, 1997, the Company had a total of twelve area developers covering twenty-five states and the District of Columbia.  An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company.  For the year ended December 31, 1997, area developers accounted for twelve new franchises and Company personnel accounted for ten new franchises.
During first quarter 1998, the Company began to offer a new financing program
(`the MotoPhoto QuickStartSM program'') which will enable franchisees to open a
MotoPhoto store for a much smaller initial cash investment (approximately
$70,600) than a franchisee who used traditional financing methods would have
(approximately $152,100), as well as reduced personal financial guarantees.  The
MotoPhoto QuickStartSM   program has two components:  (1) the Company will
finance $20,000 of the initial franchise fee for qualified new franchisees, payable at 1% of net sales over ten years, with a balloon payment at the end of ten years if the fee has not been fully paid; (2)  Provident Bank will finance the cost of the photo processing equipment, office equipment, and the computerized point-of-sale system and will provide a store build-out allowance of up to $37,000, payable at a percentage of net sales over eight years following the month the store opens.  Under the business lease agreement, the franchisee must make monthly payments to Provident Bank  of the greater of a specified monthly minimum or a percentage of sales as follows:  Stores without portrait studios will pay 15% of net processing sales and 3% of all other sales;
stores with portrait studios will pay 17% of net processing sales, 5% of net portrait sales, and 3% of all other sales.  During the first three years, the franchisee must personally guarantee the minimum monthly payment.  As a condition of the MotoPhoto QuickStartSM  program, the franchisee must purchase all photo processing paper and chemicals from the Company and must purchase and display certain other products made by Fuji Photo Film U.S.A., Inc. (`Fuji''), and must use certain Fuji equipment.  Fuji has agreed to guarantee the franchisees' payments to Provident Bank under the MotoPhoto QuickStartSM program and the Company has agreed to indemnify Fuji for one-half of any guarantee payments it makes to the Bank.  The Company believes that the lower initial investment cost, together with the ability to pay for financing as a percentage of sales rather than a fixed monthly rate, will make the franchise opportunity more attractive to a wider group of potential franchisees because it reduces franchisee risk and improves the internal rate of return.

The Company targets for conversion into the Company's franchise system independently-operated stores offering one-hour photo processing services which meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such `conversion franchises.'' These programs provide to the Company additional means to penetrate new market areas and to broaden the Company's base of franchise sales.

The Company has a program to increase the number of conversion franchises, which is used primarily by franchisees already in the System who acquire non-affiliated stores and convert them to MOTOPHOTO franchise stores. The Company receives an initial franchise fee of $20,000 but gives the conversion franchisee a credit equal to 6% of the previous year's sales, with a minimum credit of $10,000. In addition, the Company offers an alternative royalty fee plan to conversion franchisees, based on increases to the store's sales over the period before conversion. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $20,000 without any credit and pays a straight 6% royalty fee.

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

Trade Names, Service Marks and Logo Types

The Company owns no patents.  The Company's principal service marks "MOTO-
PHOTO," "ONE HOUR MOTOPHOTO," "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO," and "CLUB
PLUS" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", `MOTOPHOTO', and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, Denmark, Finland, France, Italy,
Kuwait, Luxembourg, the Netherlands, Norway, Germany, and the United Kingdom.
In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in
Mexico and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. These trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

The Company has devoted substantial time, effort and expense toward developing name recognition and goodwill for stores operated under the trade names of "ONE
HOUR MOTOPHOTO" and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." The Company intends to maintain the integrity of its trade names, service marks and other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade names and other proprietary names and marks could adversely affect the Company's sales of franchises under such trade names and other proprietary names and marks. The
Company knows of no current materially infringing uses.
The Company also has devoted substantial efforts to the development of a series of manuals which provide operation and management guidelines for stores. These manuals deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. All of these manuals are the sole property of the Company but are available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement.

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

Supply Contract

The Company acts as a distributor to franchisees for Fuji photographic chemistry and film; it also purchases Fuji products for its Company stores.

The Company has a supply contract with Fuji in which the Company has agreed to use best efforts to have system stores purchase Fuji products to meet the stores' requirements for photographic paper, equipment, chemistry, certain film, and other items. If the Company defaults under the supply contract, Fuji may require the Company to redeem the Series G Preferred Stock (`Series G Stock'').
The supply contract has a term ending on December 31, 1998, and is subject to renewal for an indefinite number of three-year terms. If the Company redeems the Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal.

If the Company defaulted under the supply contract, the Company would have to find a source of funds to redeem the Series G Stock if it chose not to redeem it in common stock or if the holder choose not to accept redemption in common stock. It would also have to find another supplier for system requirements of paper, chemistry and equipment; however, these products are available from alternate vendors at comparable prices. The Company has never defaulted under the supply contract and does not anticipate any defaults in the future.

The Company has a supply contract with Fuji in which the Company has agreed that it and its franchisees will purchase from Fuji at least 80% of forecasted system requirements (`the Forecast Requirement'') for photographic paper, equipment, chemicals and certain specified products. In the event of a failure to do so, dividends otherwise payable on the Series G Preferred Stock in 1999 and beyond may be increased. The supply contract has a term ending on December 31, 1998, and is subject to renewal for an indefinite number of three-year terms. If the Company redeems the Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal.

If the Company defaulted under the supply contract, the Company would have to find a source of funds to redeem the Series G Stock if it chose not to redeem it in common stock or if the holder choose not to accept redemption in common stock. It would also have to find another supplier for system requirements of paper, chemistry and equipment; however, these products are available from alternate vendors at comparable prices. The Company met the Forecast
Requirement for 1997 and anticipates that it will be able to do so in the future.

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The
Company's competitors consist of many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. The Company competes in the marketplace with other individuals and companies in securing attractive locations for the opening of one hour photo processing stores, in the sale of one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises and Company one-hour photo processing stores.

Principal competitive factors in the industry are convenience, quality of service, quality of product, price, and timeliness. Centralized photo processors can offer their services at significantly lower prices than those of the Company and its franchisees, although the customer may wait several days for photo processing. The Company's one-hour concept provides the market with more timely service. In addition, personnel at MOTOPHOTO stores are trained to be able to advise customers on picture-taking. The Company maintains quality control standards intended to assure that the quality of one-hour processing is at least comparable to other methods of photo processing.

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

The photo processing industry in which the Company operates is introducing new products and services, such as digital imaging products and the 24 mm Advanced
Photo System, introduced in 1996. The Company has introduced, and will continue to introduce, these products and services into its franchised and company stores as the markets for these products demonstrate commercial viability.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

In addition to competition in the photo processing industry, the Company faces general competition from franchisors of other types of businesses. The opportunities available and costs associated with other franchise operations may affect the Company's ability to market MOTOPHOTO franchises.

Expansion Plans

The Company is planning to expand its offerings of one-hour photo processing and portrait services as quickly as reasonably practicable in order to assure its market position in the rapidly changing retail photo processing industry. The
Company has added portrait, enlarging, video transfer and related imaging services to the services which may be offered by MOTOPHOTO stores.

During 1998, system expansion will be effected primarily through the establishment of new franchises and conversion of profitable existing stores to MOTOPHOTO stores. The Company may open a select number of stores in existing markets and may make acquisitions. The Company plans to concentrate its efforts on franchising new stores and refranchising existing Company stores, as well as developing and implementing operations programs to improve the profitability of existing Company stores and franchised stores.

Employees

As of February 28, 1998, the Company had 464 employees, 185 of whom are employed part-time. None of the Company's employees belongs to any labor unions, and the Company believes its relationship with its employees is good.


ITEM  2.  PROPERTIES

The Company's primary corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $18,083 per month through June 1999. This facility is leased from a partnership which is controlled by certain officers and/or directors of the Company. In the opinion of management, the terms of the lease are no less favorable to the Company than terms which could be obtained from unaffiliated third parties. The Company has also leased additional warehouse space and space for its telemarketing department away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will not have difficulty in securing additional facilities as it expands its operations.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately thirteen MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1997, the Company was the lessee or assignee of the leases for 43 Company stores.


ITEM  3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings which it believes are routine and incidental to its business. These actions are being contested and defended.
Management of the Company is of the opinion that such actions are not likely to result in any liability which would have a material adverse effect on the consolidated financial position of the Company.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 1997.


PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock which the Company has issued are Voting Common.
At March 3, 1998, there were approximately 712 record holders and approximately
2,000 beneficial holders of the Company's Voting Common.  The Company's Voting
Common trades on The Nasdaq Small-Cap MarketSM under the symbol "MOTO."

The following table sets forth last actual transaction price for the Company's
Voting Common, as reported by The Nasdaq Small-Cap MarketSM. The stock prices shown do not include mark-ups, mark-downs, and commissions.


                                                  Voting Common
                                                      Price
                                                  High      Low

1996:
     First Quarter                                $1.75     $1.13
     Second Quarter                                2.13      1.19
     Third Quarter                                 2.13      1.75
     Fourth Quarter                                2.13      1.63

1997:
     First Quarter                                $2.25     $1.63
     Second Quarter                                2.00      1.69
     Third Quarter                                 2.25      1.63
     Fourth Quarter                                2.75      2.25

The Company has never declared a cash dividend on any class of its common stock.
It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to pay debt. Dividends on the Series G Stock in the aggregate amount of $600,000 are payable in 1998.
Any payment of cash dividends on common stock in the future will be dependent upon the prior payment of any dividends on the Series G Stock, the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements, satisfaction of debt and other contractual covenants restricting the payment of dividends, and other factors which the Board of Directors deems relevant.


ITEM  6.  SELECTED FINANCIAL DATA

The selected financial data of the Company is set forth below

<TABLEN>
                     Year Ended  Year Ended  Year Ended   Year Ended  Year Ended
                      December    December    December     December    December
                        31,         31,         31,           31,        31,
                        1997        1996        1995         1994        1993


Revenue             $41,897,343 $43,287,566 $42,217,722  $40,144,886 $38,866,397

Net Income (Loss)   $ 1,703,535 $ 1,073,873 $(5,673,647) $   725,230 $   537,516

Net Income (Loss)
Applicable
to Common Stock     $ 1,420,707 $   784,583 $(5,307,782) $ (395,495) $ (549,463)

Net Income (Loss) Per
Common Share - basic
basic and diluted   $       .18 $       .10 $      (.69) $     (.07) $     (.10)

Working Capital     $ 3,231,884 $ (250,611) $(1,551,817) $ (251,921) $(2,257,570
(Deficit)                                                                  )

Stockholder's
Equity              $ 3,771,156 $ 2,538,198 $ 1,908,325  $ 8,909,595 $ 7,660,215

Long-Term
Obligations         $ 9,783,805 $ 8,207,762 $ 7,895,652  $ 7,288,842 $ 5,832,028

Total Assets        $21,038,115 $20,485,212 $21,324,474  $26,568,526 $22,955,841

Common Shares         7,793,905   7,785,973   7,687,249    5,664,446   5,616,201
Outstanding (1)

Number of Stores
Open                        433         444         447          433         397



(1) Weighted Average Common Shares Outstanding - Basic
The Company has never paid a cash dividend on its common shares.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Through the granting of franchises, conversion of independent stores, and acquisitions, Moto Photo, Inc. and its subsidiaries (`the Company'') have developed a system of 433 operational stores at December 31, 1997 compared to 444 at December 31, 1996.

Systemwide sales increased to approximately $140,000,000 in 1997 from $136,000,000 in 1996. The Company plans to grow through granting new franchises, conversion of independent stores to franchise stores, sale of selected Company stores as franchises (`refranchising''), opening Company stores in core markets and selective acquisitions, as well as increasing the average sales per store older than one year from $380,000 to $550,000. By 2002, the Company plans to have a 600 store system with systemwide sales in excess of $300,000,000.

The Company operates primarily in the specialty retail channel of the photo processing industry (see `Item 1. Business-Competition'' on page 8). There is a consolidation of specialty retail outlets occurring and the Company estimates that the four largest chains, of which the Company is one, have approximately 35-40% of the specialty retail photo processing market. The Company estimates its share at approximately 10% of the stand-alone one hour processing market.

The Company believes it is well-positioned to be one of the major chains in the market as the consolidation continues because of its unique advantage of being the only significant franchisor in the industry. In a business where customer service and satisfaction are critical success factors, the Company believes that franchisees generally provide a higher level of service and customer satisfaction than Company stores. Furthermore, the Company believes its product offerings are different from those of many of its competitors, thereby giving the Company a further advantage.

The more system stores in a given local market, the better the stores in that market will generally do. Therefore, continued growth in target markets is an important strategy for the Company's long-range growth.

The Company believes it operates a `recession resistant'' business; however, a growing economy is beneficial for demand for the Company's products and services. Favorable weather, particularly on weekends, is important to store results and, therefore, Company results.

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in U.S. dollars and the majority of the key supplier's manufacturing is currently done domestically. However, costs of certain photoprocessing equipment could be influenced by exchange rates.

The Company's business as a whole is subject to seasonal fluctuations. The demand for photo processing services is lowest in the first quarter and highest in the fourth quarter of the year.
Year 2000

The Company is implementing plans to address potential exposures to various systems caused by the approach of the Year 2000. Many of the Company's systems are already Year 2000 compliant, while other systems are being upgraded, and, in some cases, the Company is using this opportunity to implement more modern systems which are already Year 2000 compliant. The financial impact of these changes is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flow.

In January 1995 the Company redeemed 417,500 shares of $1.20 Cumulative Convertible Preferred Stock (`$1.20 Stock'') and satisfied a cumulative dividend arrearage of $2,004,000 in exchange for $2.00 in cash and five common shares for each share of $1.20 stock (`the Redemption''), resulting in a $835,000 cash payment and the issuance of 2,087,500 common shares. Concurrently, the Series E and Series F Preferred Shares were exchanged for $10,000,000 of cumulative non-voting Series G Preferred Stock (`Series G Stock'). The Redemption and the Series G transaction lowered the preferred dividend requirements and accordingly increased the net income, or decreased the net loss, per common share. (See Note G)

RESULTS OF OPERATION 1997 VS. 1996

In 1997 the Company recorded net income of $1,703,535, or $.18 per common share (basic and diluted), compared to net income of $1,073,873 or $.10 per common share (basic and diluted), in 1996. Company revenue decreased by $1.4 million or 3.3% in 1997 compared to 1996.

Company store sales declined by $1.6 million or 8.6% in 1997 compared to 1996. In 1997 the Company continued its plan to implement its concept through franchisees while retaining a targeted core group of approximately 23 Company stores. Six Company stores were sold to franchisees in 1997 and two others were closed. Company store sales and related cost of sales and operating expenses declined as a result of the decrease in the number of Company stores operated. Company comparable stores sales increased $230,000 or 1.7% in 1997. The Company anticipates a continued decline in Company store sales and related cost of sales and operating expenses as the number of Company stores decreases from the current 43 stores to the planned 23 stores thoughout 1998 and 1999. In addition, the Company plans to open approximately six Company stores in its core markets in 1998 and 1999.

Company store cost of sales and operating expenses increased by .5% of sales in 1997 compared to 1996 due to an increase in labor costs resulting from a more competitive job market.

Merchandise sales increased by $356,000, or 2%, in 1997 compared to 1996 as a result of an 8% increase in franchise comparable store sales being partially offset by lower prices on film due to spot market conditions and a net reduction of approximately 2% in the number of stores. The Company's strategy is to remain competitive in its pricing of products sold to franchisees and spot pricing conditions could alter these trends in the future.

Merchandise costs of sales and operating expenses in 1997 declined to 88% of merchandise sales from 90.5% in 1996 because of a 1.5% decrease in bad debt expense and a .5% decrease in paper costs as a result of the System using Fuji paper for the full year in 1997 as opposed to only a partial year in 1996.

Royalty revenue increased by $294,000 or 6% in 1997 compared to 1996, primarily due to an 8% increase in comparable franchise store sales offset by a net reduction of approximately 2% in the number of stores.

The Company anticipates continued growth in royalty revenues and merchandise sales as a result of the refranchising of Company stores, continued increases in comparable franchise stores sales, the number of new franchise stores, and continuing improvement in the quality of the average franchisee.
In 1997 franchise fees were 42% lower than in 1996, reflecting the opening of 14 domestic stores in 1997 compared to 22 stores in 1996. Of the stores opened in 1997, 11 were either conversions or added stores by existing franchisees, both of which carry lower fees. This mix accounted for the further reduction of 1997 franchise fee revenue as compared to 1996. In the first quarter of 1998, the Company began offering a new franchising program which requires a lower initial investment and allows the franchisee to pay for the store investment as a percentage of sales rather than a fixed monthly payment. The Company believes that this new program, named MotoPhoto QuickStart SM., will increase the number of franchises sold, to 25 - 35 stores in 1998 and to 60 - 70 in 1999. (See `Item 1 -- Business)

The Company refranchised six stores in 1997 at a loss of $48,280 compared to five stores refranchised in 1996 at a gain of $78,051. In 1997, the loss on sales of stores is included in selling, general, and administrative expenses.

Telemarketing revenues increased by 35% in 1997 compared to 1996, due to sales to non-competitive businesses outside the franchise system. In 1998, the Company plans to rely less on sales to non-franchisees and, accordingly, telemarketing revenues are projected to decrease to approximately $700,000. Other income in 1996 was generated by the sale of a lease for a Company store.

Selling, general and administrative expenses were about the same in 1997 compared to 1996, although 1997 benefited from a reduction in bad debt expense associated with telemarketing. In 1997 certain increases in selling, general and administrative expenses were largely offset by lower selling expenses on lower franchise fee revenue and reduced bad debt expenses. Since the Company anticipates increased franchise fee revenues in 1998 there should be an increase in associated selling expense.

Advertising expenses decreased by $136,000 or 9% in 1997 compared to 1996 as the Company operated fewer stores in 1997 and implemented a planned decrease in advertising expenditures. In 1998 the Company plans to increase advertising associated with the introduction of MotoPhoto QuickStart SM. and increase other advertising expenditures by approximately 10%.

Depreciation and amortization expenses increased by $90,000 or 11.9% in 1997 compared to 1996 as a result of depreciation on additions to fixed assets in 1997. In 1998 depreciation and amortization expenses are planned to increase by approximately $150,000 as the Company continues to increase its capital expenditures primarily to add new services, such as 24 mm Advanced Photo System processing, digital kiosks, upgrading the design of certain Company stores, and opening new Company stores..

Interest expense remained relatively constant in 1997 compared to 1996 as the Company had slightly lower average borrowing in 1997 at slightly higher interest rates. Investment income, which is primarily interest income from notes receivable and temporary investments of cash, increased in 1997 due to increased notes receivable and improved liquidity. As the Company continues to sell Company stores and grow its franchise system, investment income will continue to grow.

Income tax expense in 1997 was $800,000, with an effective tax rate of 32% compared to $850,000, or a rate of 44% in 1996. The reduction is due primarily to the closing of two Company stores which created a deductible tax expense for assets previously written off for book purposes and for realization of other tax deductions for which no net deferred tax asset recognition was available to the Company. In 1998 the Company's tax rate should decrease again due to additional planned closings of Company stores which will create deductible tax expense for assets previously written off for book purposes.

RESULTS OF OPERATION 1996 VS 1995

In 1996 the Company recorded net income of $1,073,873, or $.10 per common share (basic and diluted), compared to net loss of $5.7 million, or a loss per common share of $.69 (basic and diluted), for 1995. The 1995 loss per common share also includes a positive adjustment of $673,219, or $.09 per share, resulting from the Redemption (See Note G). Company revenues increased $1 million, or 2.5%, in 1996 compared to 1995.

Company store sales in 1996 declined $1,300,000, or 6%, compared to 1995. Company comparable store sales increased $500,000, or 3%, and the differing number of Company stores operated in each period accounted for a $1.8 million decrease in Company store sales. Company store cost of sales and operating expenses decreased by 2.9% of sales or $544,000 in 1996 compared to 1995, as a result of lower management overhead costs (.5%) and higher margins on certain merchandise (1.2%). The balance of the cost and expense reduction was primarily due to spreading fixed costs over higher sales per store for the remaining Company stores.

In 1995 the Company determined that its concept is being more effectively implemented in the marketplace by franchisees rather than through Company stores. Accordingly, the Company decided to refranchise or close 39 of its Company stores while retaining a core group of approximately 23 company stores to be used for training and testing and research sites for products, services and systems. The Company recorded a restructuring charge of $5.8 million to write down the book value of these stores to their fair value less costs to sell in 1995 and $510,000 in 1996. (See Note L). As a result, a significant decline in Company store sales, cost of sales and operating expenses is anticipated once the closings and sales are completed.

In 1996 merchandise sales increased $2.1 million, or 13.6%, compared to 1995, primarily as a result of approximately a 7% increase in franchise comparable store sales, more franchise stores ordering paper and chemistry supplies from the Company (5%), and increased sales of film due to more targeted film marketing efforts (2%). Merchandise cost of sales and expenses increased to 90.5% of merchandise sales in 1996 compared to 89% in 1995, due to increased bad debt expenses of 2% of sales, partially offset by an increase in margins on color paper. In 1994, the Company's principal supplier of photographic paper, Fuji Photo Film USA, Inc. (`Fuji'') raised prices as a result of entering into an agreement with the United States Department of Commerce to resolve dumping claims brought by Eastman Kodak Company. This required the Company to make transitional purchasing arrangements with another supplier who, because of the relatively temporary contract, charged higher prices that the Company could not pass on. A Fuji production facility in the United States became operational in May 1996. The Company then returned to Fuji as its principal supplier at lower prices than the transitional purchasing arrangements.

Royalty revenue increased $419,000, or 9%, for 1996 compared to 1995, primarily due to a 7% increase in comparable franchise store sales and a generally improved quality of franchised store.

In 1996, franchise fees were significantly lower than in 1995, reflecting the opening of 22 stores in 1996 compared to 43 in 1995. Additionally, 11 of the 1996 openings were conversions of independent stores at a very low franchise fee. (See `Item 1. Business - Franchise Operations''). The decision to concentrate in core markets has led to reductions in selling, general and administrative costs that are greater than the decreased franchise fee revenue.

The Company refranchised five stores in 1996 at a gain of $78,051 versus two stores in 1995, at a gain of $46,266.

Sales of telemarketing services are expanding as a marketing method for portrait appointments and the Company began performing telemarketing services for non-competitive other businesses in 1996.

Selling, general, and administrative expenses fell $755,000, or 10%, for 1996 compared to 1995. For reasons noted above, the franchise development cost component of selling, general and administrative expenses was lower by $895,000.

Advertising expenses declined $261,000 because of lower Company store revenues, increased emphasis on telemarketing as a marketing method, and an $88,000 increase in franchise advertising consistent with the Company's 1996 development plan.

Depreciation and amortization expenses in 1996 were down $773,000 from 1995, primarily due to the restructuring and the revaluation of Company stores to fair value in anticipation of refranchising or closing 39 stores.

Interest expense increased $57,000, or 14%, for 1996 compared to 1995, primarily due to higher interest rates and increased borrowings.

The effective tax rate in 1996 was 44% compared to no income tax expense in 1995, reflecting profitable operations versus a large loss. In 1996 the effective state income tax rate was 13% due to non-recognition of net operating loss carrybacks by many states.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the Company's operating activities provided $169,000 of cash compared to $2.3 million in 1996. The primary reasons for the decrease were $2 million of increased payments of accounts payable resulting from paper stockpiling purchases of late 1994, and payment of another $1.1 million in accounts payable due to payments made in early 1997 that would have otherwise been made in 1996. These payments were partially offset by a reduction in net accounts receivable of $1.1 million, due primarily to more stringent credit practices with franchisees and a generally overall improved franchise store performance.

The Company's 1998 financial plan anticipates increased cash provided by operations primarily due to increased net income of at least 15% and cash provided by changes in accounts payable.

In 1996 cash provided by operating activities increased by $2.2 million from $100,000 in 1995 to $2.3 million in 1996. Contributing to this change were an increase in net income prior to restructuring charges of $1.5 million, a $900,000 increase in accounts payable and accrued expenses, and $400,000 less of an increase in net accounts receivable. These increases were offset by an $800,000 reduction in depreciation and amortization expenses.

In 1997 net cash provided by investing activities decreased approximately $300,000 to $558,000. In 1996 net cash provided by investing activities was $800,000 as compared to net cash utilized in investing activities in 1995 of over $1 million. Reduced purchases of property and equipment in 1996 accounted for most of the change because of a reduction of the Company's capital spending program due to stores sold and closed.

Also, proceeds from the sale of property and equipment were almost $400,000 more in 1996 than in 1995. As the Company completes its program of selling certain Company stores as franchises, it will generate proceeds from the sale of property and equipment; however, $395,000 in 1996 is a non-recurring transaction due to the sale of the lease rights for a Company store lease.
In 1997 the Company entered into a five year financing arrangement with a bank which resulted in a net increase of approximately $4,000,000 in proceeds less repayments on borrowed funds as compared to 1996. This generated $1 million in cash from financing as compared to a $3.2 million use in 1996 as funded debt was reduced in 1996 as compared to 1995, when borrowings increased to fund the Redemption.

The Company's material capital commitments consist primarily of long-term obligations (See Notes E and F). Additionally, the Company has a dividend commitment on its Series G Stock of $600,000 in 1998. Funds for repaying these commitments are anticipated to be generated primarily from operations in 1998 and beyond; however, the Company anticipates obtaining financing for at least a portion of its planned capital expenditures in 1998 and subsequent years and anticipates extending its revolving credit agreement with its supplier. If the credit agreement is not extended, the Company will be required to refinance the agreement.
The Company has available a $3 million line of credit, none of which was borrowed as of December 31, 1997. This line expires April 30, 1998. The Company believes this is adequate to finance its seasonal working capital needs and will likely renew this or obtain a similar line for 1998 and subsequent years.

At December 31, 1997, the Company had working capital of $3.1 million. The Company has historically operated with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a working capital deficit. The factors that contribute to this are the substantial percentage of sales from cash, favorable terms with suppliers, non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit to meet seasonal needs.

The photo processing industry in which the Company operates is introducing new products and services. For example, the 24 mm Advanced Photo System was introduced in 1996, and there is an increasing number of digital imaging products being brought to the market. As demand for some or all of these products and services increases, the Company's commitments for capital expenditures will need to be increased over its historical levels. This could require additional financing, which the Company believes can be obtained. However, it is uncertain as to when these expenditures will be needed and what amounts may be required. The Company is planning capital expenditures of $1.2 million in 1998.

On December 31, 1997, the Company had income tax loss carryforwards, tax credits
and deductible temporary differences of approximately $3.9 million.   The tax
benefit of these carryforwards has a $2.8 million valuation allowance for financial reporting purposes (See Note I). These items, if and when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets.
The Company has $10,000,000 of Series G Stock outstanding which is due in 1999 under certain circumstances. (See Note G) These shares can be retired only by an exchange for common shares or from the proceeds of an equity offering. The Company is uncertain at this time as to how or when the Series G Stock will be retired.

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute `forward looking statements''within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks, and uncertainties incident to the Company's business, including, without limitation, competition in the photo processing industry, possible development of new technology affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of the franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward looking statements. The Company assumes no obligation to update any forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements: See Financial Statements and Schedules immediately following signature page of this report.

          2.   Exhibits:  See Exhibit Index immediately preceding Exhibits

    (b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1997.



                                   SIGNATURES







                                     MOTO PHOTO, INC.



                                     By   /s/ David A. Mason
                                          David A. Mason
                                          Executive Vice President



Date:  March 30, 1998





/s/ Michael F. Adler                                     March 30, 1998
Michael F. Adler       Chairman of the Board,
                       Chief Executive
                       Officer, and Director
                       (Principal Executive
                        Officer)



/s/ David A. Mason                                       March 30, 1998
David A. Mason          Executive Vice President,
                        Treasurer, Assistant
                        Secretary, and Director
                        (Principal Financial
                         Officer)

/s/ Frank M. Montano                                     March 30, 1998
Frank M. Montano        President and Chief Operating
                        Officer



/s/ Frank W. Benson                                      March 30, 1998
Frank W. Benson         Director



/s/ D. Lee Carpenter                                     March 30, 1998
D. Lee Carpenter        Director


/s/ Leslie Charm                                         March 30, 1998
Leslie Charm            Director



/s/ Dexter B. Dawes                                      March 30, 1998
Dexter B. Dawe s        Director



/s/ Harry D. Loyle                                       March 30, 1998
Harry D. Loyle          Director



/s/ Douglas M. Thomsen                                   March 30, 1998
Douglas M. Thomsen      Director



/s/ Alfred E. Lefeld                                     March 30, 1998
Alfred E. Lefeld        Vice President and Controller
                        (Principal Accounting Officer)



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Ernst & Young LLP

Dayton, Ohio
February 9, 1998


MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31
                                                          1997        1996


Assets

Current assets:
 Cash                                                 $ 3,139,252 $ 1,398,944
 Accounts receivable, less allowances of  $1,590,000
  in 1997 and $1,218,000 in 1996                        4,416,899   5,518,380
 Notes receivable, less allowances of  $125,000 in
  1997 and $133,000 in 1996                               403,669     292,419
 Inventory (Note B)                                     1,388,010   1,794,335
 Deferred tax assets (Note I)                           1,025,000     316,000
 Prepaid expenses                                         223,176      47,176

Total current assets                                   10,596,006   9,367,254

Property and equipment (Notes C and L)                  3,095,006   2,828,830
Other assets:
 Notes receivable, less allowances of  $893,000 in
  1997 and $860,000 in 1996                             2,157,360   1,876,444
 Cost of franchises and contracts acquired (Note B)       167,741     214,479
 Goodwill (Notes B and L)                               3,932,883   4,407,058
 Deferred tax assets (Note I)                              57,000     766,000
 Other assets (Note D)                                  1,032,119   1,025,147



Total assets                                          $21,038,115 $20,485,212



MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31
                                                           1997        1996


Liabilities and stockholders' equity
 Current liabilities:
  Note payable                                         $        -  $   250,000
  Accounts payable                                       3,206,342   6,245,879
  Accrued payroll and benefits                           1,060,188   1,167,112
  Accrued expenses                                       1,472,306   1,213,765
  Current portion of long-term obligations
 (Notes E and F)                                         1,444,000     587,859
  Other                                                    181,286     153,250

 Total current liabilities                               7,364,122   9,617,865

 Long-term debt (Note E)                                 9,220,469   7,752,070
 Capitalized leases (Note F)                               563,336     455,692
 Deferred revenue                                          119,032     121,387

Stockholders' equity (Note G):
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
  Series G cumulative nonvoting preferred shares,
  1,000,000 shares issued and outstanding with
  preferences aggregating $10,000,000                       10,000      10,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,802,973
  in 1997 and 7,785,973 in 1996                             78,030      77,860
 Paid-in capital                                         6,670,981   6,858,900
 (Deficit)retained earnings subsequent to
  June 30, 1991                                         (2,987,855) (4,408,562)

 Total stockholders' equity                              3,771,156   2,538,198

Total liabilities and stockholders' equity             $21,038,115 $20,485,212


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   YEAR ENDED DECEMBER 31
                                              1997          1996         1995


Revenues

Company store sales                        $17,102,706  $18,704,617  $19,971,920
Merchandise sales                           17,887,256   17,531,497   15,430,221
Royalties                                    5,158,577    4,864,783    4,445,891
Franchise fees                                 480,991      829,714    1,755,792
Investment income                              364,420      214,614      179,778
Gain  on sale of stores (Note B)                     -       78,051       46,266
Telemarketing revenue                          903,393      668,754      387,854
Other income (Note F)                                -      395,536            -

                                            41,897,343   43,287,566   42,217,722

Expenses

Company store cost of sales and
  operating expenses                        14,085,194   15,378,376   17,001,010
Merchandise cost of sales and
  operating expenses                        15,735,712   15,867,891   13,751,369
Selling, general, and administrative
  expenses                                   6,946,318    6,924,163    7,679,666
Advertising                                  1,333,934    1,469,531    1,730,389
Depreciation and amortization                  847,509      757,673    1,530,837
Interest expense                               445,141      455,404      398,098
Restructuring charge (Note L)                        -      510,655    5,800,000

                                            39,393,808   41,363,693   47,911,369


Income (loss) before income taxes            2,503,535    1,923,873   (5,673,647)
Income taxes (Note I):
 Current                                       731,000      794,000            -
 Charge in lieu of income taxes                 69,000       56,000            -

                                               800,000      850,000            -

Net income (loss)                            1,703,535    1,073,873   (5,673,647)

Dividend requirements (Note G):
 Adjustment to net income applicable to
   common shares                                                 -            -      673,219
 Series E and F preferred shares               317,172      210,710       92,646
 Series G preferred shares                    (600,000)    (500,000)    (400,000)

Net income (loss) applicable to common
  shares                                   $ 1,420,707  $   784,583  $(5,307,782)



Net income (loss) per common share -
  basic and diluted                        $      0.18  $      0.10  $     (0.69)


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              PREFERRED STOCK (Note G)

                       $1.20         SERIES E        SERIES F         SERIES G
                   SHARES  AMOUNT  SHARES  AMOUNT   SHARES  AMOUNT  SHARES AMOUNT


Balance at
December 31, 1994 417,500  $4,175  370,000 $3,700   630,000  $6,300     -  $    -

Exchange of $1.20
preferred stock
for common       (417,500) (4,175)
stock

Exchange of
Series E and F
preferred stock
for Series G
preferred stock  (370,000) (3,700) (630,000)(6,300) 1,000,000 10,000

Redemption payments
and costs associated
with the exchange of
stock

Reversal of Series E
and F previously
accreted preferred
dividend

Series G preferred
dividend paid

Stock option exercise

Net loss

Balance at
December 31, 1995      -       -        -       -        -        - 1,000,000 $10,000

Reversal of Series E and F
previously accreted
preferred dividend

Series G preferred
dividend paid

Net income

Use of net operating
loss carryforward
(Note I)

Balance at
December 31, 1996       -       -        -       -        -        - 1,000,000 $10,000

Common stock issued

Reversal of Series E and F
previously accreted
preferred dividend

Series G preferred
dividend paid

Warrants issued

Use of net operating
loss carryforward
(Note I)

Net income

Balance at
December 31, 1997       -       -        -       -        -        - 1,000,000 $10,000


See accompanying notes

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                  COMMON STOCK         PAID IN      RETAINED
                               SHARES      AMOUNT      CAPITAL      EARNINGS


Balance at December 31, 1994  5,695,140 $    56,951 $ 8,050,613  $   787,856
 Exchange of $1.20
  preferred stock for
  common stock                2,087,500      20,875     (16,700)
 Exchange of Series E and F
  preferred stock for
  Series G preferred stock
 Redemption payments and
  costs associated with the
  exchange of stock                                    (931,998)
 Reversal of Series E and F
  previously accreted
  preferred dividend                                    (92,646)      92,646
 Series G preferred
  dividend paid                                                     (400,000)
 Stock option exercise            3,333          34       4,341
 Net loss                                                          (5,673,647)

Balance at December 31, 1995  7,785,973 $    77,860 $ 7,013,610   $(5,193,145)
 Reversal of Series E and F
  previously accreted
  preferred dividend                                   (210,710)     210,710
 Series G preferred
  dividend paid                                                     (500,000)
 Net income                                                         1,073,873
    Use of net operating
  loss carryforward
  (Note I)                                               56,000

Balance at December 31, 1996  7,785,973 $    77,860 $ 6,858,900   $(4,408,562)
 Common stock issued             17,000         170      35,253
 Reversal of Series E and F
  previously accreted
  preferred dividend                                  (317,172)       317,172
 Series G preferred
  dividend paid                                                      (600,000)
 Warrants issued                                         25,000
    Use of net operating
  loss carryforward
  (Note I)                                               69,000
 Net income                                                         1,703,535

Balance at December 31, 1997  7,802,973 $    78,030 $ 6,670,981   ($2,987,855)




MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOW

                                                    YEAR ENDED DECEMBER 31
                                                1997         1996         1995


OPERATING ACTIVITIES
Net income (loss)                             $1,703,535  $1,073,873  $(5,673,647)
Adjustments to reconcile net income to net
 cash provided by operating activities:
Restructuring charge                                   -     510,655    5,800,000
Depreciation and amortization                    847,509     757,673    1,530,837
Charge in lieu of income tax                      69,000      56,000            -
Provision for losses on inventory and
 receivables                                     908,377   1,325,101      698,193
Notes receivable increase as a result of
 franchise activities                            (19,000)   (185,500)    (162,625)
Provision for loss on sale or disposition of
equipment                                         30,887     129,564        9,157
(Gain) Loss on sale of stores                     48,280   (473,587)     (46,266)
Increase (decrease) resulting from changes in:
   Accounts receivable                          (374,471) (2,164,947)  (1,956,431)
   Inventory and prepaid expense                  54,796      296,281     (39,789)
   Other assets                                  (45,616)    (42,218)       2,429
   Accounts payable and accrued expens        (3,132,324)     999,482      72,222
   Deferred revenues and other liabilities        78,009    (19,205)     (133,590)

Net cash provided by operating activities        168,982   2,263,172      100,490

INVESTING ACTIVITIES
Purchases of property and equipment             (404,013)   (290,788)  (1,547,606)
Payments received on notes receivable            509,848     499,806      138,034
Proceeds from sale of property and equipment     452,606     595,102      211,476
Loss from investments                                  -      39,124            -

Net cash provided (utilized) in investing
 activities                                      558,441     843,244  (1,198,096)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and
 long-term borrowings                          9,324,274   7,100,000   7,550,000
Principal payments on revolving line of
 credit, long-term debt and capital lease
 obligations                                  (7,711,389) (9,847,160) (5,912,869)
Payments of preferred dividends                 (600,000)   (500,000)   (400,000)
Payments related to redemption of $1.20
 Preferred stock                                       -           -    (873,934)
Proceeds from issuance of common stock                 -           -       4,375

Net cash provided (utilized) in financing
 activities                                    1,048,307  (3,247,160)    367,572

Increase (decrease) in cash and equivalents    1,740,308    (140,744)   (730,034)
Cash and cash equivalents at beginning of year 1,398,944   1,539,688   2,269,722
Cash and cash equivalents at end of year      $3,139,252  $1,398,944  $1,539,688


See accompanying notes.


A. THE COMPANY

Moto Photo, Inc. and its subsidiaries (`the Company'') operate in one business segment-franchising and operation of retail photo processing stores and portrait studios under the trade names and service marks of `ONE HOUR MOTOPHOTO'', `MOTOPHOTO'' and ``ONE HOUR MOTOPHOTO & PORTRAIT STUDIO'' and related marks.

As of December 31, 1995, there were 471 system stores (of which 447 were operational) including 58 operational Company stores, 24 stores in Norway and 56 stores in Canada. As of December 31, 1996, there were 458 system stores (of which 444 were operational), including 51 operational Company stores, 26 stores in Norway, and 55 stores in Canada.

During 1997, the Company closed two stores, refranchised six stores, and awarded 14 franchises. As of December 31, 1997, there were 446 system stores (of which 433 were operational), including 43 operational Company stores, 26 stores in Norway, and 51 stores in Canada.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the Company's significant accounting policies used in the preparation of the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Moto Photo, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

INVENTORY

Inventories are valued at the lower of cost or market. Cost is determined using the average cost method. Inventory is shown net of allowances of $115,000 in 1997 and $126,000 in 1996.

COST OF FRANCHISES AND CONTRACTS ACQUIRED

Cost of franchises and contracts acquired is valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $646,813 in 1997 and $609,314 in 1996.

STORES FOR RESALE

Certain company-owned stores are offered for sale along with a franchise agreement. The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is franchised, sales, results of operations, and related assets and liabilities are included with those of the company-owned stores. The Company sold six stores in 1997, five stores in 1996, and two stores in 1995 (See Note L).

GOODWILL

The excess of the cost over the fair value of the net operating assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill is shown net of accumulated amortization of $2,353,905 in 1997 and $2,756,092 in 1996. The carrying value of goodwill related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is adjusted to its estimated fair value, less costs to sell (See Note L).

PROPERTY AND EQUIPMENT

The costs of equipment and leasehold improvements are capitalized. Maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized. When equipment is retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations.

Property and equipment, including capitalized leases, are depreciated or amortized by the straight-line method over the estimated useful lives, primarily up to seven years for processing equipment, up to five years for furniture, fixtures, and automobiles, and over the lesser of the remaining term of the lease or the lives of the leasehold improvements.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under the principles of Accounting Principles Board Opinion No. 25, `Accounting for Stock issued to Employees''(APB 25) and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity. No amounts are charged or credited to operations.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is `more likely than not'' the assets will not be realized.

PROFIT SHARING PLAN

The Company sponsors a profit sharing plan covering all employees who meet certain eligibility requirements. Company contributions to the Plan are discretionary and subject to the approval of the Board of Directors. Profit sharing expense was $60,000 in 1997, $125,000 in 1996, and $25,000 in 1995.

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
Beginning in 1997, income (loss) per common share is computed in accordance with statement of Financial Accounting Standards No. 128, `Earning Per Share'', which became effective for financial statements issued after December 15, 1997. Amounts for prior years have been restated.

Basic income (loss) per common share data are based on the weighted-average number of common shares outstanding during the respective periods. Diluted income (loss) per common share data are based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and other common stock equivalents.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                            1997        1996        1995
Net income (loss) applicable to common  $1,420,707  $  784,583  $(5,307,782)
shares



Reconciliation of Shares:

Weighted average common shares           7,793,905   7,785,973    7,687,249
outstanding

Effect of dilutive stock options and
other                                      101,034      46,644            0
common stock equivalents
Weighted average common shares assuming
dilution                                 7,894,939   7,832,617    7,687,249




USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts from prior years have been restated to conform to the presentation used in 1997.

C. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:


                                           1997        1996


Processing and other equipment         $ 7,379,718 $ 7,304,560
Leasehold improvements                   2,869,816   3,047,396
Furniture and fixtures                   1,136,240     970,673

                                        11,385,772  11,322,629
Accumulated depreciation and             8,290,766   8,493,799
amortization

Net book value                         $ 3,095,006 $ 2,828,830





Depreciation and amortization expense on property and equipment for the year ended December 31, 1997 was $653,822 ($567,131 in 1996 and $1,118,629 in 1995)
(See Note L).

D. OTHER ASSETS

Other assets as of December 31 include the following items, net of accumulated amortization of $237,500 in 1997 and $212,500 in 1996:


                                         1997        1996


Non-compete agreements               $  762,500   $  787,500
Other                                   269,619      237,647

                                     $1,032,119   $1,025,147




E. LONG-TERM DEBT AND OTHER OBLIGATIONS

The detail of long-term debt as of December 31 is:


                                        1997         1996


Note payable to bank due January
2002 with interest at 9.29% per
annum                               $  2,748,469 $  1,968,333

Note payable to bank due January
2002 with interest at 9.5%  (prime
rate plus 1%)                          1,500,000

Revolving credit agreements with
suppliers, non-interest-bearing,
due July 1999                          5,971,000    6,081,000

                                      10,219,469    8,049,333

Portion classified as current            999,000      297,263

                                    $  9,220,469  $ 7,752,070




At December 31, 1997, the Company had an unused line of credit for $2,500,000 at prime plus .75%. The Company pays a commitment fee of .25% per annum on the unused portion of the line of credit. An additional $500,000 line of credit is available to the Company at prime plus 1% which was unused at December 31, 1997. The carrying value of all debt approximates fair value.

The aggregate annual maturities on long-term debt for the five years subsequent to December 31, 1997 are $999,000, $7,002,000, $1,062,000, $1,095,000, and
$62,000.  Interest paid in 1997, 1996, and 1995 was $436,808, $476,695,  and
$377,780, respectively.

Long-term debt and borrowings on the line of credit are secured by substantially all of the Company's assets. The revolving credit agreement requires the Company and its franchisees collectively to purchase certain amounts of their requirements for specified products including paper and film through the supplier. Certain of the long-term obligations contain restrictive covenants, all of which the Company was in compliance with at December 31, 1997.

F. LEASES

At December 31, 1997 and 1996, property and equipment included the following capitalized lease obligations:



                                        1997        1996


Processing equipment                $1,737,753  $ 1,379,194
Accumulated amortization               554,918      485,340

                                    $1,182,835  $   893,854




Future minimum lease payments for capitalized leases at December 31, 1997 are as follows:

      Year ending December 31


1998                    $   480,812
1999                        368,845
2000                        225,066
2001                         89,184
2002                         29,419

Total minimum lease
payments                  1,193,326

Amount representing
 interest ranging from
 5.7% to 16.2%              184,990

Present value of minimum
 lease payments           1,008,336

Current portion             445,000

Capitalized leases      $   563,336




During 1997, 1996, and 1995, the Company incurred or assumed capital lease obligations aggregating $679,300, $283,106, and $94,766, respectively, in connection with equipment purchases.

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office facilities, and equipment under operating lease agreements. Rental expense for operating leases was $2,275,443 in 1997, $2,554,979 in 1996, and $2,854,676 in 1995, net of sublease rentals of
$444,734, $409,088, and $406,174, respectively.

In 1996 the Company sold the lease rights for a company-owned store which increased net income by approximately $300,000 for the year.

At December 31, 1997, noncancelable operating leases provide for the following minimum annual obligations and sublease rentals:

                      <C.

                     LEASE       SUBLEASE    NET LEASE
                  OBLIGATIONS    RENTALS    OBLIGATIONS


1998             $ 1,991,318  $   447,372   $ 1,543,946
1999               1,587,709      328,078     1,259,631
2000               1,051,353      246,445       804,908
2001                 955,255      222,398       732,857
2002                 639,176       87,283       551,893
2003 and             459,584       56,945       402,639
thereafter

Totals           $ 6,684,395  $ 1,388,521   $ 5,295,874




G. STOCKHOLDERS' EQUITY

The Company has authorized 30,000,000 voting common shares and 1,000,000 non-voting common shares. None of the non-voting common share are outstanding and, unless otherwise stated, any reference herein to common shares refers to voting common shares.

In January 1995, the Company redeemed each of the 417,500 outstanding $1.20 Preferred Shares in exchange for five common shares and $2.00 in cash. This redemption extinguished the $2,004,000, or $4.80 per share, dividends in arrears on the $1.20 Preferred Shares. The difference between the market value of the common shares and cash issued in the redemption was $673,219 less than the aggregate liquidation value and dividend arrearage of the $1.20 Preferred Shares. This is shown as a positive adjustment to loss applicable to common shares in 1995.

Concurrently with the redemption of the $1.20 Preferred Shares, the cumulative non-voting Series E and F Preferred Shares were exchanged for 1,000,000 cumulative non-voting Series G Preferred Shares (`Series G Stock'').

The Series G Stock has a cumulative annual dividend per share of $.40 in 1995, $.50 in 1996, and $.60 in 1997 and 1998. In 1997 $600,000 of dividends were paid on Series G Stock. The Series G Stock has a dividend rate lower than the rate of the Series E and F Preferred Shares. Therefore, the 1997 dividend requirement on income or (loss) applicable to common shares was reduced by $317,172 ($210,710 in 1996 and $92,646 in 1995) of previously accreted Series E and F dividends.

The Series G Stock is redeemable at any time by the Company. The holder can redeem the Series G Stock in 1999. This redemption could be delayed up to one year if the Company's common share price is less than $3.00, in which case the 1999 dividend rate would be $.70 per share. Redemption must be in either the Company's common shares at

90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock. If the stock remains unredeemed, the Company would pay dividends of $.80 per share in 2000, $.90 per share in 2001, and $1.00 per share per year in 2002 and thereafter.

The Company has 835,000 warrants outstanding each of which entitles the holder to purchase one common share for $4.25, subject to adjustments in certain events, through December 31, 1998. The holder of the Series G Stock also holds warrants to purchase 1,000,000 common shares at $2.38 per share, subject to adjustment in certain events, through September 2002. In addition, in 1997 the Company granted 50,000 warrants each of which entitles the holder to purchase one common share for $1.94 through September 2002.

As of December 31, 1997, 8,746,212 shares of common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

H. STOCK BASED COMPENSATION

The Company has several incentive plans under which the Board of Directors or the Compensation Committee (`the Committee'') of the Board of Directors may grant awards to officers and key managerial, administrative, and professional employees of the Company. Awards may consist of incentive, non-qualified, and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance equity and performance unit grants, and any other stock-based awards, or any combination of these awards.


At December 31, 1997 additional awards aggregating up to 399,034 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non-qualified stock options.


The following summarizes the stock option activity for the years ended December
31:


                                  1997                      1996

                        COMMON STOCK   AVERAGE      COMMON      AVERAGE
                                        PRICE       STOCK        PRICE


Outstanding at
 beginning of year          985,286     $1.87     1,139,286      $2.23
Granted                     163,460     $2.57       445,000      $1.57
Exercised                         -                       -
Expired                    (132,780)    $1.82      (599,000)     $2.04

Outstanding at end of
 year                     1,015,966     $1.99       985,286      $1.87


Exercisable at end of
 year                       608,002                 352,028





The exercise price of all options granted has been at least equal to the market value at the date of grant. The options are generally exercisable up to five years from the grant date except for 190,485 options which, under certain circumstances, could be exercisable for up to nine years and nine months from the grant date.

The Company has elected to follow APB 25 in accounting for its employee stock options because of the alternative fair value accounting provided for under FAS Statement No. 123, `Accounting for Stock-Based Compensation'' (``FAS 123'') requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB 25.

Pro forma earnings amounts prepared under the assumption that the stock options granted in 1997, 1996 and 1995 were accounted for based on their fair value as determined under FAS 123 are as follows:



Pro Forma Earnings                      1997        1996         1995


Net income (loss) applicable to     $ 1,234,223 $   629,096  $(5,348,484)
common shares
Net income (loss) per common share- $      0.16 $      0.08  $     (0.70)
basic and diluted


The weighted average value of options granted during 1997 was $0.65 and, $0.67 in 1996 and was calculated as of the grant date by using the Black-Scholes option pricing model using the following assumptions:


Fair Value Assumptions              1997        1996        1995
Dividend yield                          0%          0%          0%
Expected volatility                    39%         39%         39%
Risk free interest rate               5.5%        5.5%        5.5%
Expected life in years                5-10           5       5-10

FAS 123 does not apply to awards granted prior to 1995. Because additional awards in future years are anticipated, the pro forma effects of applying this statement are not necessarily indicative of future amounts.

I. INCOME TAXES

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:


                                  1997         1996         1995


Statutory federal income tax  $   850,000  $   654,000  $(1,929,000)
Increase (decrease) resulting
 from effect of:
 Operating losses with no
  current tax benefit                  -            -     2,086,000
 Nondeductible amortization
  and deductible goodwill
  related to disposed assets     (189,000)      39,000     (157,000)
 Other Net                         44,000      (15,000)           -
State income tax expense, net
 of federal tax benefit            95,000      172,000            -

                              $   800,000  $   850,000  $         -




As a result of quasi-reorganization accounting treatment, $69,000 in 1997 and $56,000 in 1996 are charges in lieu of income taxes and payment is not required due to use of tax loss carryforwards. The resulting financial statement benefit is an addition to paid-in capital.

At December 31, 1997, the Company had tax loss carryforwards of $34,000 which expire in 1998 and are restricted to the operations of the entity which created the loss. In addition, the Company has capital loss carryforwards of $1,500,000 which begin to expire and approximately $28,000 of alternative minimum tax credit carryfowards which have no expiration date in 2001.


Deferred tax assets at December 31 are:

                                  1997        1996        1995


Loss carryforwards            $   586,000 $   156,000 $   604,000
AMT and other tax credit
 carryforwards                     37,000     211,000     223,000
Asset impairment reserves       1,983,000   2,271,000   2,204,000
Receivable allowances             945,000     914,000     681,000
Employee benefit accruals         138,000     124,000     123,000
Inventory valuation
 allowances                        65,000      80,000      54,000
Depreciation                       28,000     367,000     506,000
All other items, net              109,000     121,000      74,000

Total                           3,891,000   4,244,000   4,469,000

Deferred tax valuation
 allowance                     (2,809,000) (3,162,000) (3,387,000)



Net deferred tax assets       $ 1,082,000 $ 1,082,000 $ 1,082,000




Realization of the net deferred tax assets depends on generating sufficient taxable income to utilize the tax benefit of the assets prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.
The Company paid $304,000, $134,000, and $225,000 of income taxes in 1997, 1996, and 1995, respectively.

J. RELATED PARTY TRANSACTIONS

The Company manages a franchise store controlled by certain officers and directors of the Company. The Company derived revenues from this store, including management incentive fees, of approximately $269,000 in 1997, $244,000 in 1996, and $297,000 in 1995.

Another franchise store is owned and managed by a corporation owned and controlled by an officer and his family, from which the Company derived revenue of $110,000 in 1997 and $180,000 in 1996.


The Company leases its headquarters from a partnership which is controlled by certain officers and/or directors for annual rentals of $216,996. Rent expense for each of 1997, 1996, and 1995, was $216,996.

K. CONTINGENCIES

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

L. RESTRUCTURING CHARGE

In 1995 the Company recorded a $5.8 million restructuring charge related to 39 stores it planned to sell as franchises or close. The restructuring charge consisted of $5.7 million of asset impairment reserves related to goodwill ($5.3 million) and property and equipment ($400,000) to reduce the carrying value of the 39 stores to their estimated fair value, less costs to sell and $100,000 for lease terminations. An additional restructuring charge of $510,655 was recorded in 1996, which brought the net book value of the stores to be sold or closed in conformance with management's estimate of what price the stores will bring, less costs to sell, in transactions with prospective franchisees. The 1996 charge consisted of $372,409 of asset impairment reserves related to goodwill and $120,246 to property and equipment and $18,000 for lease terminations.

At December 31, 1997, 20 stores remain to be sold or closed. The Company anticipates the sale of the stores will take approximately two years to substantially complete. The stores remaining to be sold had revenues of $4.3 million and income of $387,000 in 1997. The stores to be closed had revenues of $1.7 million and losses of $157,000 in 1997.

MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                   BALANCE AT   CHARGED TO  CHARGED                 BALANCE AT
   YEAR ENDED      BEGINNING    COSTS AND   TO OTHER                END OF
DECEMBER 31, 1997  OF PERIOD    EXPENSES    ACCOUNTS  DEDUCTIONS    PERIOD


Reserves and
Allowances deducted
from Accounts and
Notes Receivable  $2,211,000   $  801,000  $226,000 $  429,000(1)  $2,809,000

Allowance for Cash
Discounts             61,000          -0-               16,000         45,000

Allowance for
Inventory
Obsolescence         126,000       99,000              110,000(2)     115,000

Allowance for
Property and
Equipment          5,820,655      547,224              556,618(3)   5,811,261


Total             $8,218,655   $1,447,224 $226,000  $1,111,618     $8,780,261



(1) Uncollectible accounts written-off
(2) Disposal of Inventory
(3) Disposal of Property and Equipment

MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                    BALANCE AT  CHARGED TO   CHARGED                   BALANCE AT
  YEAR ENDED        BEGINNING   COSTS AND    TO OTHER                  END OF
DECEMBER 31, 1996   OF PERIOD   EXPENSES     ACCOUNTS   DEDUCTIONS     PERIOD


Reserves and
Allowances deducted
from Accounts and
Notes Receivable  $1,354,000   $1,244,000   $359,000    $746,000(1)   $2,211,000

Allowance for Cash
Discounts             73,000      (12,000)                                61,000

Allowance for
Inventory
Obsolescence          70,000       93,000                 37,000(2)      126,000

Allowance for
Property and
Equipment          5,328,000      492,655                              5,820,655


Total             $6,825,000   $1,817,655   $359,000    $783,000      $8,218,655



(1) Uncollectible accounts written-off
(2) Disposal of Inventory


MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                   BALANCE AT  CHARGED TO   CHARGED                  BALANCE AT
YEAR ENDED         BEGINNING   COSTS AND    TO OTHER                  END OF
DECEMBER 31, 1995  OF PERIOD   EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD


Reserves and
Allowances deducted
from Accounts and
Notes Receivable  $1,152,000   $   705,958  $    -0-  $503,958(1)    $1,354,000

Allowance for Cash
Discounts             96,000       (23,000)                              73,000

Allowance for
Inventory
Obsolescence          94,000        15,235              39,235(2)        70,000

llowance for
Property and
Equipment                -0-     5,328,000                            5,328,000


Total             $1,342,000    $6,026,193  $    -0-  $543,193       $6,825,000

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


NUMBER              DESCRIPTION

   3.1              Certificate of Incorporation, as amended
                    (Incorporated by Reference to Exhibit 3.1
                    to Form 10-K dated March 29, 1995)

   3.2              Bylaws, as amended
                    (Incorporated by Reference to Exhibit 3.2
                    to Form 10-K dated May 5, 1989)

   4.1              Certificate of Designation of Series G
                    Preferred Stock (Incorporated by
                    Reference to Exhibit 4.2 to Form 10-K
                    dated March 29, 1995)

   4.2              Securities Purchase Agreement
                    dated September 9, 1992 between
                    Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc.
                    and Exhibits C, E, F and G to such Agreement
                    (Incorporated by Reference to Exhibit 28.1
                    to Form 8-K dated September 9, 1992)
*10.1               Employee Incentive Stock Option Plan,
                    as amended (Incorporated by Reference to Exhibit 4.1 to Form S-8 Registration Statement,
                    Registration No. 33-14356)

*10.2               1992 Moto Photo Performance and Equity
                    Incentive Plan (Incorporated by Reference to Appendix A to the Definitive Proxy Statement for the 1992 Moto Photo Annual Meeting of Shareholders)


  10.3 Management Agreement dated April 15, 1983, between Foto Fair International, Inc. and
                    National Photo Labs II, Inc. (Incorporated by Reference to
                    Exhibit 10.20 to Form S-1 Registration Statement, Registration No. 2-99676)


  10.4              Loan and Security Agreement dated as of
                    February 19, 1997, between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 9, 1997)

  10.5              Amended Supply Agreement dated as of
                    January 11, 1995 between Moto Photo, Inc.
                    and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated
                    March 27, 1996)

  10.6              Amendment No. 1 to Warrant Certificate
                    held by Fuji Photo Film U.S.A., Inc.
                    (Incorporated by Reference to Exhibit 10.13
                    to Form 10-K dated March 29, 1995)

  10.7 Project Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc.

  10.8 Master Lease Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., Moto Photo, Inc., and The Provident Bank

  10.9              Lease dated as of August 27, 1990
                    between Moto Photo, Inc. and Sycamore
                    Partnership (Incorporated by Reference to
                    Exhibit 10.18 to Form 10-K dated March 29, 1991)

*10.10 Employment Agreement effective April 1, 1997 with Michael F. Adler (Incorporated by Reference to
                    Exhibit 10.1 to Form 10-Q dated May 9, 1997)

*10.11 Amendment to Employment Agreement, dated as of April 1, 1997, with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 7, 1997)

*10.12              Employment Agreement dated June 1,
                    1996 with David A. Mason (Incorporated by
                    Reference to Exhibit 10.2 to Form 10-Q dated
                    August 6, 1996)


*10.13 Amendment to Employment Agreement, dated as of December 23, 1997, with David A. Mason

*10.14              Employment Agreement dated June 1, 1996
                    with Frank M. Montano
                    (Incorporated by Reference to Exhibit 10.1
                    to Form 10-Q dated August 6, 1996)

*10.15 Amendment to Employment Agreement, dated as of December 23, 1997, with Frank M. Montano

*10.16              Employment Agreement effective as of
                    September 1, 1992 with Paul Pieschel
                    (Incorporated by Reference to Exhibit 10.31
                    to Form 10-K dated March 25, 1993)

*10.17              Bonus Arrangements for Certain Officers

  11.0 Statement Re: Computation of Per Share Amounts (Included with the financial statements and supplementary data filed after the signature page of this report)

  22.0              List of subsidiaries of the Company
                    (Incorporated by Reference to Exhibit 22
                    to Form 10-K dated March 27, 1996)

  23.0              Consents of Ernst & Young, LLP

  27.0              Financial Data Schedule