Form 10-K/A
period 1997-12-31
MOTO PHOTO INC
filed 1998-04-02
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K-A
                                  AMENDMENT 1

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

                              Yes         No
                                   -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of
                                  Common Stock
                              as of March 24,1998:

                       7,805,973 shares of Voting Common
                         0 shares of Non-Voting Common



                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for the 1998 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.
This form 10-K-A, Amendment No. 1, is being filed to include Exhibit 11.0, `Computation of Per Share Earnings.''



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









Date  April 2, 1998


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