Form 10-Q
period 1998-03-31
MOTO PHOTO INC
filed 1998-05-14
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,   D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended :    March 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                              As of  May 12, 1998:
              7,805,973 - Voting Common,   0 - Non - Voting Common


MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                       March 31,    December 31,
                                                         1998         1997



Assets
Current assets:
Cash                                                  $ 1,734,754  $ 3,139,252
Accounts receivable, less allowances of $1,628,000
  in 1998 and $1,590,000 in 1997                        3,516,163    4,416,899
Notes receivable, less allowances of $125,000 in
  1998 and 1997                                           425,669      403,669
Inventory                                               1,950,066    1,388,010
Deferred tax assets                                     1,025,000    1,025,000
Prepaid expenses                                          236,178      223,176

Total current assets                                    8,887,830   10,596,006

Property and equipment                                  3,029,819    3,095,006

Other assets:
Notes receivable, less allowances of $893,000 in
  1998 and 1997                                         1,962,054    2,157,360
Cost of franchises and contracts acquired                 186,214      167,741
Goodwill                                                3,839,574    3,932,883
Deferred tax assets                                        57,000       57,000
Other assets                                              998,417    1,032,119


Total assets                                          $18,960,908  $21,038,115



See notes to financial statements.


MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                      March 31,   December 31,
                                                         1998         1997



Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                     $ 2,458,552  $ 3,206,342
Accrued payroll and benefits                             691,567    1,060,188
Accrued expenses                                       1,131,194    1,472,306
Current portion of long-term obligations               1,432,000    1,444,000
Other                                                    175,007      181,286

Total current liabilities                              5,888,320    7,364,122

Long-term debt                                         9,050,206    9,220,469
Capitalized leases                                       470,935      563,336
Deferred revenue                                         119,032      119,032

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G cumulative nonvoting preferred shares,
  1,000,000 shares issued and outstanding with
  preferences aggregating $10,000,000                    10,000       10,000
Common shares $.01 par  value:
Authorized shares - 30,000,000
Issued and outstanding shares - 7,805,973 in
  1998 and 7,802,973 in 1997                             78,060       78,030
Paid-in capital                                        6,597,874    6,670,981
(Deficit) retained earnings subsequent to
  June 30, 1991                                       (3,257,519)  (2,987,855)

Total stockholders' equity                             3,428,415    3,771,156

Total liabilities and stockholders' equity           $18,960,908  $21,038,115



See notes to financial statements.



MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three Months    Three Months
                                                    Ended           Ended
                                                March 31, 1998  March 31, 1997



Revenues
Company store sales                             $    2,735,581  $   3,541,587
Merchandise sales                                    3,093,683      3,500,139
Royalties                                            1,033,257      1,069,792
Franchise fees                                          22,250         45,770
Investment income                                       94,467         89,586
Telemarketing Revenue                                  112,203        214,874

                                                     7,091,441      8,461,748

Expenses
Company store cost of sales and operating
   expenses                                          2,617,151      3,294,709
Merchandise cost of sales and operating
   expenses                                          2,825,482      3,086,387
Selling, general, and administrative costs           1,349,866      1,700,227
Advertising                                            257,684        284,942
Depreciation and amortization                          210,760        199,195
Interest expense                                        97,740         80,221

                                                     7,291,683      8,645,681


(Loss) Before Income Taxes                           (267,242)       (183,933)
Income tax benefit                                     67,000          57,000

Net (Loss)                                           (200,242)       (126,933)
Preferred Stock Dividend Requirements                 (69,344)        (71,470)


Net (loss) Applicable to Common Stock           $    (269,586)  $    (198,403)



Net (loss) Per Common Share - Basic and Diluted $       (0.03)  $       (0.03)



Average Shares Outstanding - Basic and Diluted      7,804,540       7,787,884


See notes to financial statements.



MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   March 31, 1998  March 31, 1997



Operating Activities
Net (loss)                                       $    (200,242)  $    (126,933)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
     Provision for income taxes                        (67,000)        (57,000)
     Depreciation and amortization                     210,760         199,195
     Provision for losses on inventory and             154,145         179,646
       receivables
     Provision for (gain) loss  on disposition          65,672           7,937
       of assets
     Write off of assets due to store closings          32,258
     Increase (decrease) resulting from changes
       in:
     Accounts receivable                               767,943         177,150
     Inventory and prepaid expenses                   (587,058)       (386,850)
     Other assets                                      (10,563)        (62,032)
     Accounts payable and accrued expenses          (1,450,023)     (3,279,592)
     Deferred revenues and other liabilities            (6,278)        545,310

Net cash (used in) operating activities             (1,090,386)     (2,803,169)


Investing Activities
Purchases of equipment and leaseholds                  (66,753)        (29,542)
Payments received on notes receivable                  173,306         186,635

Net cash provided by investing activities              106,553         157,093


Financing Activities
Proceeds from revolving line of credit and
   borrowings                                              -         4,887,098
Principal payments on revolving line of credit,
   long-term debt and capital lease obligations       (270,665)     (2,961,381)
Payments of preferred dividends                       (150,000)       (150,000)
Net cash provided by (used in) financing              (420,665)      1,775,717
   activities                                         (420,665)      1,775,717
Increase (decrease) in cash and equivalents         (1,404,498)       (870,359)
Cash and cash equivalents at beginning of year       3,139,252       1,398,944

Cash and cash equivalents at end of period       $   1,734,754   $     528,585



Non-cash transactions
   Issuance of stock for directors fees          $       3,000   $       7,760

See notes to financial statements.




                       MOTO PHOTO, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                 ``UNAUDITED''


1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31, 1997.

2.The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. March 28 vs. March 31 for the first quarter 1998), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

3.The first three months of the year are seasonally slower and do not represent
  25% of the year.

4.In the first quarter 1998, $150,000 of dividends were paid on the Series G preferred shares. Of this amount $80,576 was for previously reported and accreted dividends.

5.In May 1998, the Company obtained a commitment for a new revolving line of credit which expires April 30, 2000. The line of credit provides for borrowings up to $2.0 million at prime rate plus .50%. The Company also received a commitment for a $1,250,000 term loan for capital expenditures.

6.Certain amounts from prior periods have been restated to conform to the current period presentation.

7.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.




                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS FIRST QUARTER 1998 VS FIRST QUARTER 1997

 The Company reported a net loss of $269,586 and a loss per common share, basic and diluted, of $.03 for the first quarter 1998 compared to a net loss of $126,833, and loss per common share, basic and diluted, of $.03 for the first quarter 1997. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down 22.8% for the first quarter 1998 compared to the same period a year ago primarily due to fewer stores in operation.
 The decrease was anticipated due to the sale of certain stores as franchises and the planned closing of other Company stores. Sales from comparable stores were 3.7% less in 1998 compared to 1997 due to a shift in the Easter holiday from March in 1997 to April in 1998 and a weak overall market.

 Company store cost of sales and operating expenses fell $678,000, or 20.6%, primarily due to fewer stores in operation. The cost of sales for comparable stores increased 2.1% as a percent of sales in 1998 compared to 1997 due primarily to heavier discounting.

 Merchandise sales decreased $406,000 or 11.6%, for the first quarter 1998 compared to the first quarter 1997 as a result of fewer system stores and weaker demand in the first quarter of 1998 compared to 1997.

 Royalty revenues decreased $37,000, or 3.4%, for the first quarter 1998 compared to the first quarter 1997, primarily due to fewer reporting franchise stores.

 Franchise fees were down $24,000, or 51%. The company had two more franchise store openings in the first quarter 1997 than in the first quarter 1998. Investment income increased 5.4%, compared to the same period a year ago primarily due higher cash balance generating additional interest income.

 Telemarketing revenues were down $103,000 or 48% compared to the same period a year ago, primarily due to emphasis on other marketing programs and planned reliance on less sales to non-franchisees.

 Advertising costs were down $27,000, or 9.6% due to reduced levels of Company store advertising.

 Interest expense is up $18,000, or 22%, due to higher levels of interest bearing debt.


                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 Cash used in operating activities decreased by $1.7 million in 1998 compared to 1997 as the company reduced accounts payable and accrual balances in 1997. Reduction of accounts receivable on lower sales and tighter credit generated $590,000 more cash in 1998 compared to 1997 while an increase in inventory due to an atypical buy in of film required $200,000 of additional cash in 1998 compared to 1997.

 Cash of $420,000 was required for financing activities in 1998 to make debt payments of $270,000 and to pay preferred dividends of $150,000. In 1997, the Company had net borrowing of $1.9 million which was used to reduce accounts payable and accrued liabilities.
 In May 1998, the Company obtained a commitment for a new revolving line of credit which expires on April 30, 2000. The line provides for borrowing up to $2.0 million at prime rate plus .50%. The Company has also received a commitment for a $1,250,000 term loan for capital expenditures.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

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

Item 6.   Exhibits and Reports on Form 8-K.

  (a)Exhibits:  See Exhibit Index immediately preceding exhibits.

  (b)Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.





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


                              MOTO PHOTO, INC.



                              By  /s/ David A. Mason
                                    David A. Mason
                                    Executive Vice President,
                                    Treasurer, and Chief
                                    Financial Officer


Date:     May 14, 1998














                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                                 March 31, 1998


Copies of the following documents are filed as exhibits to this report:


No.       Description

11.0      Computation of Per Share Earnings

27.0      Financial Data Schedule