Form 10-Q
period 1998-06-30
MOTO PHOTO INC
filed 1998-08-13
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended :    June 30, 1998

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

                              Yes       No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                              As of July 31, 1998:
              7,812,673 - Voting Common,   0 - Non - Voting Common


MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                       June 30,     December
                                                                       31,
                                                         1998         1997

                       ASSETS
CURRENT ASSETS:
Cash                                                  $   901,438  $ 3,139,252
 Accounts receivable, less allowances of $1,420,000
  in 1998 and $1,590,000 in 1997                        3,667,324    4,416,899
Notes receivable, less allowances of $125,000 in                       403,669
 1998 and 1997                                            437,669
Inventory                                               1,774,462    1,388,010
Deferred tax assets                                     1,025,000    1,025,000
Prepaid expenses                                          356,786      223,176

 Total current assets                                   8,162,679   10,596,006

Property and equipment                                  3,012,093    3,095,006

OTHER ASSETS:
 Notes receivable, less allowances of $1,251,000 in
  1998 and $893,000 in 1997                             1,867,093    2,157,360
Cost of franchises and contracts acquired                 172,047      167,741
Goodwill                                                3,810,815    3,932,883
Deferred tax assets                                        57,000       57,000
Other assets                                            1,444,167    1,032,119

 Total assets                                         $18,525,894  $21,038,115




MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                        June 30,   December 31,
                                                          1998         1997

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                      $ 1,827,593  $ 3,206,342
Accrued payroll and benefits                              557,064    1,060,188
Accrued expenses                                        1,199,029    1,472,306
Current portion of long-term obligations                1,391,000    1,444,000
Other                                                     296,381      181,286

 Total current liabilities                              5,271,067    7,364,122

Long-term obligations                                   9,447,014    9,783,805
Deferred revenue                                          119,032      119,032

 Total liabilities                                     14,837,113   17,266,959


STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G cumulative nonvoting preferred shares,
 1,000,000 shares issued and outstanding with
 preferences aggregating $10,000,000                       10,000       10,000
Common shares $.01 par  value:
Authorized shares - 30,000,000
Issued and outstanding shares - 7,812,673 in 1998
 and 7,793,573 in 1997                                     78,127       78,030
Paid-in capital                                         6,532,101    6,670,981
(Deficit) retained earnings subsequent to
 June 30, 1991                                         (2,931,447)  (2,987,855)

 Total stockholders' equity                             3,688,781    3,771,156

 Total liabilities and stockholders' equity           $18,525,894  $21,038,115




MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                    Three        Three         Six        Six
                                    Months       Months       Months     Months
                                    Ended        Ended        Ended      Ended
                                   June 30,     June 30,     June 30,   June 30,
                                     1998        1997         1998       1997



REVENUES
Company store sales             $3,448,618  $ 4,491,315  $ 6,184,199  $ 8,032,902
Merchandise sales                4,487,113    4,751,845    7,580,796    8,251,984
Royalties                        1,318,605    1,239,749    2,351,862    2,309,541
Franchise fees                      36,750      214,435       59,000      260,205
Investment income                   98,490       60,228      192,957      149,814
Telemarketing revenue              142,763      233,846      254,966      448,720

                                 9,532,339   10,991,418   16,623,780   19,453,166
EXPENSES
Company store cost of sales
 and operating expenses          2,824,261    3,614,868    5,441,412    6,909,577
Merchandise cost of sales
 and operating expenses          3,917,788    4,144,429    6,744,665    7,230,816
Selling, general, and
 administrative costs            1,593,967    1,790,432    2,943,834    3,490,659
Advertising                        347,389      351,710      605,073      636,652
Depreciation and amortization      224,227      203,827      434,987      403,022
Interest expense                   112,859      120,062      210,599      200,283

                                 9,020,491   10,225,328   16,380,570   18,871,009

Income before income taxes         511,848      766,090      243,210      582,157
Income tax expense                (116,000)    (237,500)     (49,000)    (180,500)

Net income                         395,848      528,590      194,210      401,657
Preferred stock dividend
 requirements                      (68,904)     (70,964)    (138,328)    (142,434)


Net income applicable to
 common stock                   $  326,944  $   457,626  $    55,882  $   259,223



Net income per common share     $     0.04  $      0.06  $      0.01  $      0.03



Weighted average shares
 outstanding - Basic             7,809,581    7,791,832    7,807,074    7,789,869

Weighted average shares
 outstanding - Diluted           7,932,520    7,856,275    7,995,479    7,851,904



MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                                   Six Months   Six Months
                                                      Ended        Ended
                                                    June 30,     June 30,
                                                      1998         1997



OPERATING ACTIVITIES
Net income                                         $  194,210   $  401,657
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       434,987      403,022
  Provision for losses on inventory and
  receivables                                         249,680      397,178
  Write off of assets due to store closings            32,257        -
  Loss on disposition of assets                        65,672       43,432
  Issuance of stock for directors fees                 23,413       14,060
  Increase (decrease) resulting from changes in:
   Accounts receivable                                466,247      (61,214)
   Inventory and prepaid expenses                    (544,062)    (170,206)
   Other assets                                      (462,563)       3,735
   Accounts payable and accrued expenses           (2,131,737)  (3,292,084)
   Deferred revenues and other liabilities            115,095      381,396

 Net cash used in operating activities             (1,556,801)  (1,879,024)


INVESTING ACTIVITIES
Purchases of  equipment and leaseholds               (247,491)     (96,292)
Payments received on notes receivable                 256,269      233,666

 Net cash provided by investing activities              8,778      137,374


FINANCING ACTIVITIES
Proceeds from revolving line of credit and
borrowings                                              -        8,824,274
 Principal payments on revolving line of credit,
 long-term debt and capital lease obligation         (389,791)  (6,925,845)
Payment of preferred dividends                       (300,000)    (300,000)

 Net cash (used in) provided by financing
 activities                                          (689,791)   1,598,429


Decrease in cash and cash equivalents              (2,237,814)    (143,221)
Cash and cash equivalents at beginning of period    3,139,252    1,398,944

Cash and cash equivalents at end of period         $  901,438   $1,255,723





                       MOTO PHOTO, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended December 31,1997.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. June 27 vs. June 30 for the second quarter 1998), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first six months of the year are seasonally slower and do not represent 50% of the year.

 3.In the first six months of 1998 $300,000 of dividends were paid on the Series G preferred shares. Of this amount $161,672 was for previously reported and accreted dividends.

 4.In the first six months of 1997, the Company incurred capital lease obligations totaling $452,000 in connection with equipment purchases.

 5.Certain amounts from prior periods have been restated to conform to the current period presentation.

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






                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SECOND QUARTER AND SIX MONTHS 1998 VS SECOND QUARTER
                              AND SIX MONTHS 1997

 The Company reported net income of $395,848 and basic and diluted income per common share of $.04 for the second quarter 1998, compared to net income of $528,590 and basic and diluted income per common share of $.06 for the second quarter 1997. For the six months ended June 30, 1998, the Company recorded net income of $194,210 and basic and diluted earnings per common share of $.01, compared to net income of $401,657 and basic and diluted earnings per common share of $.03 for the same period a year ago. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $1,043,000, or 23% for the second quarter 1998, and down $1,848,000, or 23% on a year-to-date basis, compared to the same period a year ago primarily due to fewer Company stores in operation. The decrease was anticipated due to the sale of certain stores as franchises and the planned closing of other Company stores.

 Fewer Company stores also accounted for reduced Company store cost of sales and operating expenses which fell $791,000, or 22% for the second quarter, and $1,468,000, or 21% for the six months ended June 30, 1998.

 Merchandise sales decreased $265,000, or 6% for the second quarter of 1998, and $670,000, or 8% on a year-to-date basis, as a result of fewer system stores and lower pricing in 1998 as compared to 1997. Accordingly, merchandise cost of sales and expenses decreased $227,000 or 5% for the second quarter, and $486,000, or 7% through June 1998.

 Royalty revenues increased $79,000, or 6% for the second quarter, and $42,000, or 2% for the six months ended June 30, 1998, compared to the same period a year ago primarily due to increased franchisee store sales.

 Franchise fees were down $178,000, or 83% for the quarter, and $201,000, or 77% for the six months ended June 30, 1998, compared to the same period a year ago due to fewer franchise store openings in 1998.

 Investment income increased $38,000, or 64% for the quarter, and $43,000, or 29% on a year-to-date basis, compared to the same period a year ago primarily due to more notes receivable outstanding.

 Telemarketing revenues were down $91,000, or 39% for the second quarter, and $194,000, or 43% as of June 30, 1998, primarily due to emphasis on other marketing programs and planned reliance on less sales to non-franchisees.

 Advertising costs were down $4,000, or 1% for the quarter, and $32,000, or 5% year-to-date due to planned reduced levels of Company store advertising.

 Interest expense decreased $7,000, or 6% for the quarter, but increased $10,000, or 5% year-to-date due to a change in the levels of interest bearing debt.

 YEAR 2000

 The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using ``00' as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

 LIQUIDITY AND CAPITAL RESOURCES

 The reduction in accounts receivable can be attributed to tighter credit policies and fewer Company stores in 1997 as compared to 1998. The Company anticipates opening additional stores during the remainder of 1998, which would change this trend but should lead to increased operating earnings.





PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Canadian Industrial Services Limited v. Hidome Investments Ltd. and Herbert Lam (Ontario [Canada] Court (General Division, Case No. 97-CU-118907). Canadian Industrial Services (`CIS''), the Company's Canadian master franchisor, filed this lawsuit February 14, 1997, against one of its former franchisees, Hidome Investments Ltd. (`Hidome'') and its owner, Herbert Lam. Hidome had abandoned the franchise which it had purchased from Northvale Industrial Co. Ltd. (`Northvale''). CIS sought damages of $418,740.33. On April 3, 1997, Hidome filed a counterclaim against CIS, Northvale, and the Company, alleging fraudulent and negligent misrepresentation and breach of contract and seeking, among other things, damages of $600,000. On July 15, 1998, the parties signed a settlement agreement, pursuant to which Hidome paid CIS $60,000 and the parties released all claims against each other. The lawsuit was dismissed with prejudice on July 16, 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) On June 18, 1998, the Company held its annual meeting of shareholders.

          (c) At the meeting the shareholders voted on the election of directors and on an amendment to the 1992 Performance and Equity Incentive Plan (`the Plan'') to increase by 750,000 the number of shares available for distribution under the Plan and to add outside directors as eligible participants under the Plan.

The shareholders voted on the election of the following directors. The voting tabulation for each director is set next to his name.


                              Votes For      Votes Withheld

Michael F. Adler              7,172,220          84,372
Frank W. Benson               7,002,965         253,627
D. Lee Carpenter              7,186,220          70,372
Leslie Charm                  7,003,165         253,427
Dexter B. Dawes               7,002,865         253,727
Harry D. Loyle                7,186,120          70,274
David A. Mason                7,153,520         103,072
James. F. Robeson             7,185,920          70,672

The shareholders approved the amendment to the Plan, voting as follows:

Shares Voting For - 4,264,681
Shares Abstaining - 263,926
Shares Voting Against - 597,385
Broker Non-Votes - 2,130,699




Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:  See Exhibit Index immediately preceding exhibits.

          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.




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


                                   MOTO PHOTO, INC.



                                   By  /s/ David A. Mason
                                     David A. Mason
                                     Executive Vice President,
                                     Treasurer, and Chief
                                     Financial Officer



Date:     August 13, 1998









                                  EXHIBITS TO

                                   FORM 10-Q

                             FOR THE QUARTER ENDED

                                 JUNE 30, 1998




Copies of the following documents are filed as exhibits to this report:


No.       Description

*10.1 1992 Moto Photo Performance and Equity Incentive Plan and Amendment No. 1 to the Plan, as amended through April 11, 1995 (Incorporated by Reference to Exhibit 4.1 to Registration Statement Number 033-59673 on Form S-8 dated May 30, 1995)

*10.2     Amendment No. 2 to the 1992 Moto Photo Performance and Equity
          Incentive Plan

 10.3 First Amendment to Loan and Security Agreement, dated as of May 1, 1998, by and between Moto Photo, Inc. and The Provident Bank

 11.0     Computation of Per Share Earnings

 27.0     Financial Data Schedule