Form 10-Q
period 1998-09-30
MOTO PHOTO INC
filed 1998-11-12
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended:  September 30, 1998

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

                                 Yes X   No


                    APPLICABLE ONLY TO ISSUERS IN BANKRUPTCY
                                       6
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
 Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                            As of November 11, 1998:
              7,826,173 - Voting Common,   0 - Non - Voting Common


MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                              September 30       December 31,
                                                  1998               1997


                   ASSETS
CURRENT ASSETS:

 Cash                                          $ 1,868,170      $    3,139,252
 Accounts receivable, less allowances of
   $1,136,000 in 1998 and $1,590,000 in 1997     3,861,996           4,416,899
 Notes receivable, less allowances of
   $125,000 in 1998 and 1997                       434,608             403,669
 Inventory                                       1,649,220           1,388,010
 Deferred tax assets                             1,025,000           1,025,000
 Prepaid expenses                                  123,829             223,176

Total current assets                             8,962,823          10,596,006

Property and equipment                           3,578,845           3,095,006

OTHER ASSETS:
Notes receivable, less allowances of
  $1,365,000 in 1998 and $893,000 in 1997        1,793,230           2,157,360
Cost of franchises and contracts acquired          170,733             167,741
Goodwill                                         3,769,612           3,932,883
Deferred tax assets                                 57,000              57,000
Other assets                                     1,368,765           1,032,119

Total assets                                   $19,701,008      $   21,038,115





MOTO PHOTO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                              September 30     December 31,
                                                  1998             1997



    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                              $  2,926,738     $  3,206,342
Accrued payroll and benefits                       571,184        1,060,188
Accrued expenses                                 1,312,204        1,472,306
Current portion of long-term obligations         1,376,000        1,444,000
Other                                              205,675          181,286

Total current liabilities                        6,391,801        7,364,122

Long-term obligations                            9,053,637        9,783,805
Deferred revenue                                   119,032          119,032

Total liabilities                               15,564,470       17,266,959


STOCKHOLDERS' EQUITY
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
   Series G cumulative nonvoting preferred
   shares, 1,000,000 shares issued and
   outstanding with preferences aggregating
   $10,000,000                                      10,000           10,000
Common shares $.01 par  value:
 Authorized shares - 30,000,000
 Issued and outstanding shares - 7,825,173
 in 1998 and 7,802,973 in 1997                      78,252           78,030
Paid-in capital                                  6,472,232        6,670,981
(Deficit) retained earnings subsequent to
 June 30, 1991                                 (2,423,946)      (2,987,855)

 Total stockholders' equity                      4,136,538        3,771,156

 Total liabilities and stockholders' equity   $ 19,701,008     $ 21,038,115





MOTO PHOTO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                     Three       Three     Nine Months  Nine Months
                                    Months       Months       Ended        Ended
                                     Ended       Ended      September    September
                                   September   September    30, 1998     30, 1997
                                   30, 1998     30, 1997


Revenues
  Company store sales             $3,557,063 $ 4,535,304  $ 9,741,262 $12,568,206
  Merchandise sales                4,487,040   4,632,671   12,067,836  12,884,655
  Royalties                        1,347,411   1,329,586    3,699,273   3,639,127
  Franchise fees                     176,417     145,250      235,417     405,455
  Investment income                   85,552      96,471      278,509     246,285
  Telemarketing revenue              108,237     234,657      363,203     683,377

                                   9,761,720  26,385,500   30,427,105  10,973,939

Expenses
  Company store cost of sales
    and operating expenses         2,819,046   3,572,534    8,260,458  10,482,111
  Merchandise cost of sales
    and operating expenses         3,925,161   3,954,975   10,669,826  11,185,791
  Selling, general, and
    administrative costs           1,795,546   1,729,228    4,739,380   5,219,887
  Advertising                        322,020     369,001      927,093   1,005,653
  Depreciation and amortization      268,986     213,843      703,972     616,865
  Interest expense                   104,079     123,810      314,678     324,093

                                   9,234,838   9,963,391   25,615,407  28,834,400


Income before income taxes           526,882   1,010,548      770,093   1,592,705
Income tax benefit (expense)          49,000    (313,500)          -     (494,000)

Net income                           575,882     697,048      770,093   1,098,705
Preferred stock dividend
  requirements                       (68,381)    (70,454)    (206,709)   (212,888)


Net income applicable to
  common stock                    $  507,501 $   626,594  $   563,384 $   885,817


Net income per common share       $     0.06 $      0.08  $      0.07 $      0.11


Weighted average shares
  outstanding - Basic              7,817,075   7,795,514    7,810,399   7,791,772


Weighted average shares
  outstanding - Diluted            7,861,762   7,871,222    7,950,898   7,858,364






MOTO PHOTO INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASHFLOWS
(UNAUDITED)

                                                Nine Months       Nine Months
                                              Ended September   Ended September
                                                  30, 1998          30, 1997


Operating Activities
Net income                                    $     770,093    $   1,098,705
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for income taxes                              -          494,000
  Depreciation and amortization                     703,972          616,865
  Provision for losses on inventory and
    receivables                                     298,646          586,724
  Notes receivable increase from sale of
    franchise                                        (7,133)         (19,000)
  Loss on disposition of assets                      87,204           33,974
  Write off of assets due to store closings          32,257                -
  Issuance of stock for directors fees               23,413           21,422
  Increase (decrease) resulting from changes
    in:
    Accounts receivable                              95,638         (119,454)
    Inventory and prepaid expenses                 (387,642)         (95,645)
    Other assets                                   (209,163)         (26,781)
    Accounts payable and accrued expenses          (928,710)      (3,559,796)
    Deferred revenues and other liabilities          24,389          234,569

Net cash provided by (used in) operating
  activities                                        502,964         (734,417)


Investing Activities
Purchases of equipment and leaseholds            (1,054,579)        (213,270)
Proceeds from sale of assets                         22,000                -
Payments received on notes receivable               484,826          321,592

Net cash (used in) provided by investing
  activities                                       (547,753)         108,322


Financing Activities
Proceeds from revolving line of credit and
  borrowings                                             -         8,824,274
Principal payments on revolving line of
  credit, long-term debt and capital lease
  obligations                                      (798,168)      (7,227,814)
Payments of preferred dividends                    (450,000)        (450,000)
Common shares issued                                 21,875               -

Net cash (used in) provided by financing
  activities                                     (1,226,293)       1,146,460


(Decrease) increase in cash and equivalents      (1,271,082)         520,365
Cash and cash equivalents at beginning of
  period                                          3,139,252        1,398,944

Cash and cash equivalents at end of period     $  1,868,170     $  1,919,309




                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                 ``UNAUDITED''


 1.In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position and results of operations for the period covered in this report. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended
   December 31,1997.

   The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. September 26 vs. September 30 for the third quarter 1998), except for the fourth quarter which ends on December 31. The differences in interim periods are immaterial.

 2.The first nine months of the year are seasonally slower and do not represent 75% of the year.

 3.In the first nine months of 1998 $450,000 of dividends were paid on the Series G preferred shares. Of this amount $243,291 was for previously reported and accreted dividends.

 4.In the first nine months of 1997, the Company incurred capital lease obligations totaling $452,000 in connection with equipment purchases.

 5.Certain amounts prior period have been restated to conform to the current period.

 6.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates




                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS THIRD QUARTER 1998 AND NINE MONTHS VS THIRD QUARTER AND
                               NINE MONTHS 1997

 The Company reported net income of $575,882 and basic and diluted income per common share of $.06 for the third quarter 1998, compared to net income of $697,048 and basic and diluted income per common share of $.08 for the third quarter 1997. For the nine months ended September 30, 1998, the Company recorded net income of $770,093 and basic and diluted earnings per common share of $.07, compared to net income of $1,098,705 and basic and diluted income per common share of $.11 for the same period a year ago. Per share calculations are made after provision for Series G preferred dividend requirements.

 Sales from Company stores were down $978,000, or 22% for the third quarter 1998, and down $2,826,000, or 22% on a year-to-date basis, due to fewer
 Company stores in operation.   Included in revenue at September 30, 1997 is
 $2.6 million related to Company stores that were not in operation at September 30, 1998, due to closure or sale as franchises. Comparable stores sales were down 2.3% or $230,000 for the nine months ended September 30, 1998 due to an overall 1% percent decrease in total U.S. film processing and more competitive outlets offering on site processing.

 Cost of sales and operating expenses as a percentage of company store sales for the third quarter 1998 were approximately 79% for the quarter ended September 30, 1998 and 1997. On a year-to-date basis cost of sales represented approximately 85% and 83% of Company store sales for 1998 and 1997, respectively, primarily because of a different store mix.

 During the first half of the year market prices for the Company's primary merchandise products were moving lower. The Company has responded, mostly in the third quarter, by lowering certain prices to remain competitive. As a result of these pricing changes merchandise sales have decreased 3% or $146,000 for the quarter ended September 30, 1998. This also accounted for most of the increase in cost of sales and operating expenses as a percentage of sales. For the nine months ended September 30, 1998 the Company estimates that approximately 3.5% of its revenue was lost due to franchisees purchasing merchandise from alternative suppliers. The Company believes that its new pricing and cost programs have corrected this weakness and does not expect the trend to continue.

 Royalty revenues increased $18,000, or 1% for the third quarter, and $60,000, or 2% for the nine months ended September 30, 1998, compared to the same period a year ago primarily due to a 3% increase in comparable franchisee store sales offset by fewer stores.

 Franchise fees increased $31,000, or 21% for the quarter, and decreased $170,000, or 42% for the nine months ended September 30, 1998, compared to the same period a year ago due to seven fewer franchise store openings in 1998.

 The marketing of the Moto QuickStart SM franchise finance program was not able to begin when management anticipated. This has resulted in a delay of sales of franchises and store openings in 1998. Therefore, expansion in 1998 will be behind plan. Nineteen franchises were sold from May to October 1998 compared to nine in the same period of 1997. However, franchise fee revenue is not recognized until the store opens. The Company expects to open several more franchises during the fourth quarter of 1998 as compared to the fourth quarter last year.

 Investment income decreased $11,000, or 11% for the quarter, and increased $32,000, or 13% on a year-to-date basis, compared to the same period a year ago primarily due to more notes receivable outstanding.

 Telemarketing revenues decreased $126,000, or 54% for the third quarter, and $320,000, or 47% as of September 30, 1998, compared to the same period a year ago primarily due to emphasis on other marketing programs and on less sales to non-franchisees.

 Advertising costs decreased $47,000, or 13% for the quarter, and $79,000 or 8% year-to-date due to planned reduced levels of Company store advertising.

 Interest expense decreased $20,000, or 16% for the quarter, and $90,000, or 3% year-to-date due to lower levels of interest bearing debt.

 The allowance for long term notes receivable increased $472,000 for the nine months ended September 30, 1998 as compared to December 31, 1997. There was a corresponding $454,000 decrease in the allowance for accounts receivable. During 1998 the Company obtained notes from certain franchisees whose accounts were severely delinquent, and accordingly reclassified the balances and related allowances from accounts receivable to notes receivable. These transactions are responsible for the majority of the changes in the allowances for accounts and notes receivable.

YEAR 2000

 The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using ``00' as the year 1900 rather than the year 200 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities increased by $1.2 million primarily due to a decrease of payments on accounts payable and accrued liabilities as compared to the amount paid in 1997.

 Net cash used by financing activities increased $2.3 million due to a decrease in bank borrowings and the repayment of $798,000 in existing debt.

 The foregoing paragraphs may contain ``forward looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from the forward looking statements. A description of such risks and uncertainties, as well as other factors which could affect the Company's business, are set forth in the Management's Discussion and Analysis portion of the Company's Form 10-K dated March 30, 1998. The Company assumes no obligation to update any forward looking statements.



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits:  See Exhibit Index immediately preceding exhibits.

    (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MOTO PHOTO, INC.



                                    By  /s/David A. Mason
                                         David A. Mason
                                         Executive Vice President,
                                         Treasurer, and Chief
                                         Financial Officer



Date:  November 12, 1998













                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                               September 30, 1998




Copies of the following documents are filed as exhibits to this report:


No.     Description


11.0    Computation of Per Share Earnings

27.0    Financial Data Schedule