Form 10-K
period 1998-12-31
MOTO PHOTO INC
filed 1999-03-29
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1998

                                       OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from          to
                                               ------      ------


                         Commission File No.:  0-11927


                                MOTO PHOTO, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                             31-1080650

       (State of Incorporation)             (Employer Identification No.)


               4444 Lake Center Dr. Dayton, OH              45426
            (Address of principal executive offices)     (Zip Code)


                                 (937) 854-6686

              (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act:    None

          Securities registered pursuant to Section 12(g) of the Act:

                   Voting Common Stock, $.01 per share value
                  Common Stock Purchase Warrants, exercisable
                         on or before December 31, 1999




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
               requirements for the past 90 days.  Yes  X   No


 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part of this Form
                  10-K or any amendment to this Form 10-K. [X]
 State the aggregate market value of the voting stock held by non-affiliates of the registrant:


                       $8,085,570 in Voting Common Stock
                              as of March 25, 1999
                        (last actual transaction price)



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

                              Yes         No
                                   -----     -----


Indicate the number of shares outstanding of each of the Registrant's classes of
                                  Common Stock
                             as of March 25, 1999:

                       7,840,173 shares of Voting Common
                         0 shares of Non-Voting Common



                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the definitive proxy statement for the 1999 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.


                                MOTO PHOTO, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


PART I...................................................................7

ITEM  1.BUSINESS ........................................................7

        General .........................................................7

        Operating Segments ..............................................7

           Competition..................................................11
           Trade Names, Service Marks and Logo Types....................11
           Regulation...................................................12
           Royalty and Advertising......................................13
           Wholesale....................................................14
           Company Stores...............................................15

        The Business as a Whole ........................................15

           Seasonality..................................................15
           Employees....................................................16
           Supply Contract and Series G Preferred Stock.................16
           Competition..................................................18
           Expansion Plans..............................................19

        Development of the System in 1998 ..............................20

        Summary of Store Development ...................................21

ITEM  2.PROPERTIES .....................................................23

ITEM  3.LEGAL PROCEEDINGS ..............................................24

ITEM  4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............24

PART II.................................................................25

ITEM  5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS ........................................................25

ITEM  6.SELECTED FINANCIAL DATA ........................................26


ITEM  7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ..........................................27

        General ........................................................27
        Year 2000 ......................................................29
        Results of Operation 1998 vs. 1997 .............................32
        Results of Operation 1997 vs 1996 ..............................35
        Liquidity and Capital Resources ................................37
        Forward Looking Statements .....................................39

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ....40

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................40

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........40

PART III................................................................40

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............40

ITEM 11.EXECUTIVE COMPENSATION .........................................40

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .40

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................41

        Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of shareholders to be filed pursuant to Regulation 14A. ...........41

PART IV.................................................................41

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K41

        SIGNATURES .....................................................41

                                MOTO PHOTO, INC.

                                   FORM 10-K

PART I


ITEM  1.  BUSINESS

GENERAL

Moto Photo, Inc. (together with its subsidiaries, "the Company") is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade names and service marks of `MOTOPHOTO'', "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO.'

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

OPERATING SEGMENTS

The operating segments of the Company's business are Development, Royalty and Advertising, Wholesale, and Company Stores. Development markets the Company's franchise and recruits franchisees. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses. Company Stores operates retail photo processing and portrait stores owned by the Company. See Note M to the Audited Financial Statements of the Company included elsewhere herein for information concerning the revenue, profit contribution or loss, and assets of each operating segment. The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of `MOTOPHOTO'', "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." See "Business - Trade Names, Service Marks, and Logo Types." The Company, as franchisor, licenses to the franchisee such trade names, service marks, and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store.

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, franchise shows, and the internet. At December 31, 1998, the Company had a total of eleven area developers covering twenty-four states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and a portion of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 1998, area developers accounted for fifteen new franchises and Company personnel accounted for seven new franchises.

During 1998, the Company worked with an award-winning design firm to develop a new store design for Company and franchised stores. The new design, Project Aspire, is intended to appeal to the target customers of MOTOPHOTO stores and the Company believes it will complement the services the stores offer. Project Aspire will be used by all new stores opening in the system and will be retrofit into existing stores over time.

In addition, the Company worked with a national real estate modeling and consulting firm to develop a new real estate model for selecting store sites and evaluating their potential for both sales and risk of failure. The Company believes that this real estate model, the MotoWizardO program, will help its franchisees to choose better store sites and will also be useful as a sales tool in attracting new franchisees.

During first quarter 1998, the Company began to offer a new financing program (`the MotoPhoto QuickStartSM financing program'') which enables franchisees to open a MOTOPHOTO store for a much smaller initial cash investment (during 1998, approximately $90,600) than a franchisee who used traditional financing methods would have (during 1998, approximately $152,000), as well as reduced personal financial risks. The MotoPhoto QuickStartSM financing program has two components: (1) the Company will finance $20,000 of the initial franchise fee for qualified new franchisees, payable at 1% of net sales over ten years, with a balloon payment at the end of ten years if the fee has not been fully paid; (2) Provident Bank will finance the cost of the photo processing equipment, office equipment, and the computerized point-of-sale system and will provide a store build-out allowance of up to $37,000, payable at a percentage of net sales over eight years following the month the store opens. Under the business lease agreement, the franchisee must make weekly payments to Provident Bank of the greater of a specified monthly minimum or a percentage of sales as follows:
Stores without portrait studios will pay 15% of net processing sales and 3% of all other sales; stores with portrait studios will pay 17% of net processing sales, 5% of net portrait sales, and 3% of all other sales. During the first three years, the franchisee must personally guarantee the minimum monthly payment. As a condition of the MotoPhoto QuickStartSM financing program, the franchisee must purchase all photo processing paper and chemicals from the Company, must purchase and display certain other products made by Fuji Photo Film U.S.A., Inc. (``Fuji''), and must use certain Fuji equipment because Fuji is a guarantor of the franchisee's obligation to Provident Bank.

In 1999 the Company will begin to offer an additional financing program called the MotoPhoto QuickStart IISM financing program. The MotoPhoto QuickStart IISM financing program differs from the original QuickStartSM financing program in the following two respects: (1) Under the business lease agreement, the franchisee will make specified weekly payments which are not based on the franchisee's sales; and (2) the franchisee will be personally liable for the payments for the full eight-year term of the business lease agreement.

Fuji has agreed to guarantee the franchisees' payments to Provident Bank under the MotoPhoto QuickStartSM financing programs and the Company has agreed to indemnify Fuji for one-half of any guarantee payments it makes to the Bank.

The Company targets for conversion into the Company's franchise system independently-operated stores offering one-hour photo processing services which meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such ``conversion franchises.' These programs provide to the Company additional means to penetrate new market areas and to broaden the Company's base of franchise sales.

The Company has a program to increase the number of conversion franchises, which is used primarily by franchisees already in the System who acquire non-affiliated stores and convert them to MOTOPHOTO franchise stores. The Company receives an initial franchise fee of $20,000 but gives the conversion franchisee a credit equal to 6% of the previous year's sales, with a minimum credit of $10,000. In addition, the Company offers an alternative royalty fee plan to conversion franchisees based on increases to the store's sales over the period before conversion. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $20,000 without any credit and pays a straight 6% royalty fee.

The Company also offers financing of up to $5,000 of the cost of required store design changes to a conversion franchisee which purchases certain product and merchandise from the Company.
The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee for each additional store opened by an existing franchisee.

In addition to the MotoPhoto QuickStartSM financing programs, the Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

  COMPETITION

In marketing its franchise, the Company faces general competition from franchisors of other types of businesses. The opportunities available and costs associated with other franchise operations may affect the Company's ability to market MOTOPHOTO franchises. Furthermore, with the strong economy, fewer individuals are leaving the corporate workplace to seek to operate their own businesses; the number of franchise sales leads is down throughout the franchising industry. In addition, the Company's franchisees face competition from other providers of photo processing services. See ``The Business as a Whole - Competition'' below. Accordingly, as market conditions change, it may be necessary to change some or all of the strategies discussed above.

  TRADE NAMES, SERVICE MARKS AND LOGO TYPES

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO," "ONE HOUR MOTOPHOTO," "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO," and `CLUB MOTO'' are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", `MOTOPHOTO'', and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, Denmark, Finland, France, Italy, Kuwait, Luxembourg, the Netherlands, Norway, Germany, and the United Kingdom. In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico, and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico, and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. These trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

The Company has devoted substantial time, effort and expense toward developing name recognition and goodwill for stores operated under the trade names of `MOTOPHOTO,'' "ONE HOUR MOTOPHOTO," and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." The Company intends to maintain the integrity of its trade names, service marks and other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade names and other proprietary names and marks could adversely affect the Company's sales of franchises under such trade names and other proprietary names and marks. The Company knows of no current materially infringing uses.

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

  ROYALTY AND ADVERTISING

The Company provides to franchisees operation, management, and marketing programs and systems and other services designed to promote the business of the franchisee. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the `MOTOPHOTO'', "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" trade names and service marks and other proprietary names and marks of the Company. In turn, management believes such advertisement and promotion expands the Company's base of prospects for recruitment as new franchisees.

The Company also has devoted substantial efforts to the development of a series of manuals which provide operation and management guidelines for stores. These manuals deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. All of these manuals are the sole property of the Company but are available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement. The Company has developed these manuals and other training and operational materials and makes them available to its franchisees in written form, on computer disk, through its fax-on-demand program, and through computer-based training.

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

Generally, the franchise agreements are for a period of ten years and are renewable at the option of the franchisee if certain conditions are met. Franchise agreements for most franchises do not give franchisees a unilateral right to terminate. However, twenty-two stores are operated under older agreements which allow the franchisee to terminate the agreement on three months' prior notice. Franchises are transferable only with the prior approval of the Company. Except in limited circumstances, the Company charges a transfer fee of 15% of the initial franchise fee.

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

Management of the Company believes that relations with franchisees are generally satisfactory.


  WHOLESALE

The franchisee is required to purchase MOTOPHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. Franchisees obtaining financing under the MotoPhoto QuickStartSM financing program and the MotoPhoto QuickStart IISM financing program must use Fuji paper and Fuji-Hunt chemistry and purchase these supplies through the Company.

The Company has negotiated arrangements with a number of suppliers which provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive as compensation, a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers. See also "The Business as a Whole - Supply Contract" below.

  COMPANY STORES

At December 31, 1998, the Company had 37 Company stores in operation compared to 43 at year-end 1997. Although the Company plans to continue the majority of its growth of the system through franchises, the Company plans to open 20 stores during 1999. The Company plans to open these stores to fill out existing markets or in concentration in new markets. With the new MotoWizardTM real estate program and new financing programs available to it, including the MotoPhoto QuickStartSM financing programs, the Company believes that it can open and operate new stores cost-effectively and with reduced risk. The Company will continue to offer for sale some of its older stores which are in outlying areas. The Company operates its Company stores both as a source of revenues, as training sites and as testing and research sites for products, services, and systems.

THE BUSINESS AS A WHOLE

  SEASONALITY

Seasonal demand in the photo processing industry is at its greatest during the Christmas season and in the summer and at its lowest during the winter following the Christmas season. Demand for photo processing services during spring and fall is fairly equal.

  EMPLOYEES

As of February 26, 1999, the Company had 403 employees, 185 of whom are employed part-time. None of the Company's employees belongs to any labor unions, and the Company believes its relationship with its employees is good.

  SUPPLY CONTRACT AND SERIES G PREFERRED STOCK

The Company has a supply contract with Fuji in which the Company has agreed to use best efforts to have all system stores purchase Fuji products to meet the stores' requirements for photographic paper, equipment, chemistry, certain film, and other items. The supply contract has a term ending on December 31, 2001, and automatically renews every three years, absent notice from either party that it does not wish to renew. The supply contract was executed in connection with a series of transactions also involving the issuance of all shares of the Company's Series G. Preferred Stock ("Series G Stock") to Fuji in 1995.

The Series G Stock is redeemable by the Company at any time in aggregate amounts of at least $1 million. The shares were subject to mandatory redemption on January 1, 1999; however, because the market price of the Company's Common Stock on January 1, 1999, was less than $3.00 per share, the redemption of the Series G Stock has been extended until the earlier of (i) the first date on which the market price of the Common Stock equals or exceeds $3.00 per share or (ii) January 1, 2000. Any redemption of the Series G Stock must be either in cash from the proceeds of an equity offering or in Common Stock valued at 90% of the market price at the time of redemption. Fuji may refuse any proposed redemption by the Company in shares of Common Stock and elect to continue to hold the Series G Stock without impairment of any right to require redemption at a later time. The redemption price for the Series G Stock is $10.00 per share, or an aggregate of $10 million. If the Series G Stock is redeemed in shares of Common Stock, depending upon the market price of the Common Stock and the number of shares of Common Stock outstanding, such redemption could result in Fuji's acquiring control of the Company.

Fuji may terminate the supply contract and may require the Company to redeem the Series G Stock under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, failure by the Company to make payments when due under the supply contract, failure by the Company to renegotiate prices for the Fuji products as required by the supply contract, bankruptcy or insolvency of the Company, failure by the Company to meet its obligation under other indebtedness in excess of $100,000, or if either Michael F. Adler or David
A. Mason ceases to be involved in the day-to-day management of the Company. Change in control of the Company, other than the acquisition of control by Fuji, would require redemption of the Series G Stock but would not affect the validity of the supply contract. If the Company, in the absence of a Redemption Event, redeems the Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal.

The terms of the Series G Stock permit the holder to require redemption in cash from the proceeds of an equity offering rather in Common Stock of the Company. If the Company defaulted under the supply contract so that Fuji could require redemption of the Series G Stock, the Company would have to make a public offering of equity securities to obtain the funds to redeem the Series G Stock if the Company chose not to redeem it in Common Stock or if the holder chose not to accept redemption in Common Stock. There is no certainty that the Company would be able to have a successful public offering. If the Company fails to redeem all of the Series G Stock upon the occurrence of a Redemption Event, Fuji has the right, until all of the share of the Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. The Company would also have to find another supplier for system requirements of paper, chemistry and equipment; however, the Company believes these products are available from alternate vendors at comparable prices. The Company has never defaulted under the supply contract and does not anticipate any defaults in the future.

  COMPETITION

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The Company's competitors consist of many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. There is pervasive competition from one-hour outlets, particularly through the increasing number of one-hour labs in drug stores. The Company competes in the marketplace with other individuals and companies in securing attractive locations for the opening of one hour photo processing stores, in the sale of one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises and Company one-hour photo processing stores.

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

The photo processing industry in which the Company operates is continuing to introduce new products and services, such as digital imaging products and the 24 mm Advanced Photo System, introduced in 1997. The Company has introduced, and will continue to introduce, these products and services into its franchised and Company stores as the markets for these products demonstrate commercial viability.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

  EXPANSION PLANS

The Company is planning to expand its offerings of one-hour photo processing and portrait services as quickly as reasonably practicable in order to assure its market position in the rapidly changing retail photo processing industry. The Company is adding digital imaging to the services which may be offered by MOTOPHOTO stores. In addition, it is testing an upscale portrait experience, repositioning its portrait offerings toward the premium market in the children's and family portrait segment. The Company is also expanding its relationship marketing of customers through an expanded ClubMoto(R) program, school portraiture, database marketing, and other forms of creative marketing.

During 1999, the Company plans system expansion through the establishment of new franchises and conversion of profitable existing stores to MOTOPHOTO stores, and through the opening of 20 Company stores, which may include acquisition of existing independent stores. The Company is also devoting increased efforts to developing and implementing operations and training programs to improve the profitability of existing Company stores and franchised stores.

DEVELOPMENT OF THE SYSTEM IN 1998

During 1998, the Company granted nineteen new franchises, sold one Company store as a franchise, and converted two independent stores to franchises, while thirty-four franchises were canceled or terminated, for a net decrease of twelve franchises in the United States.

During 1998, the Company reorganized its international franchise relationships. On December 31, 1998, the Company's master licensor for the province of Ontario, Canada, Canadian Industrial Services, Inc. (`CIS''), signed a new master license agreement for the development of franchises throughout Canada. This agreement supplements the existing agreement for the development of stores in Ontario.

The Company also initiated a new program called the World Alliance Partnership of Moto Photo, Inc. Pursuant to this program, independent minilabs outside of the United States and Canada, signing a World Alliance Partnership agreement will have the right to call themselves World Alliance Partners (``WAPs') of the Company, display limited signage to that effect, participate in the Company's ClubMoto(R) program for customers, attend the Company's franchisee convention, and offer for sale the Company's private label products, including film and single-use cameras. The WAP will pay an annual fee, currently set at $500. In August 1998, the Company agreed with its master licensor for Norway, Scan-Franchise, A/S, Ltd. (``Scan-Franchise'), to terminate the master license agreement between the Company and Scan-Franchise. In its place, Scan-Franchise's parent company, G.L. Gruppen, A/S, Ltd., has agreed to act as master licensor for the WAP program in Norway, pending execution of final documents. The 26 Norway franchises converted to WAPs in August 1998.

During 1998, CIS granted four new franchises in Ontario and converted one independent store to a franchise, while six franchises were canceled or terminated. As noted, 26 franchises in Norway converted to WAPs and an additional 18 stores became WAPs. This resulted in a net decrease of 27 international franchises and a net increase of 44 WAPs in 1998. In 1998, all foreign source revenues represented less than 1% of total revenues.

During 1998, the Company opened no new Company stores. Although the Company will continue during 1999 to emphasize development of the system through franchised stores, the Company plans to open approximately 20 new stores in 1999, which may include the acquisition of existing independent stores. The Company will continue to offer for sale some of its older stores which are in outlying areas.



SUMMARY OF STORE DEVELOPMENT

Set forth below is a summary of the store development of the Company in the United States and abroad during 1997 and 1998:

                                                 1997              1998
                                           U.S.  Int'l Total U.S.  Int'l Total

Store Open at Beginning of Year              363    81   444   356    77   433

  New Stores Opened                           13     1    14     9 22(a)    31
  Conversion                                   3     0     3     2     1     3
  Terminations or Non-renewals                23     5    28    34     6    40

Store Open at End of Year                    356    77   433   333    94   427

  Company Stores Open At End of Year          43     0    43    37     0    37
  Franchised Stores Open at End of Year (b)  313    77   390   296    50   346
  WAP Stores Open at End of Year               0     0     0     0    44    44

Stores Under Development at End of Year (c)   13     0    13    18     0    18
WAP Stores Under Development at End of Year    0     0     0     0     4     4


(a)  Includes eighteen WAP stores added in Norway.

(b) As of December 31, 1998, a total of 229 franchisees owned the 295 franchised stores in the United States.

(c) Stores under development include one store closed pending relocation and those for which a franchise agreement has been signed but which have not yet opened. There is no assurance that these stores will open.

  As indicated in the chart above, a number of franchises were terminated or
failed to renew in 1997 and 1998.   Reasons for terminated franchises relate to
franchise management, failure to follow system requirements, market conditions, location, sales of stores, and other factors typically affecting franchisee operations. In addition, 26 Norway franchises converted to WAP stores.

    Set forth below is the geographical location of the stores in operation at ecember 31, 1998:

Arizona        13       Kentucky           6       Oklahoma          19
California     27       Maryland          20       Pennsylvania       9
Colorado       14       Maine              1       Rhode Island       4
Connecticut    14       Massachusetts      7       Tennessee          8
Florida         3       Michigan           5       Texas              6
Georgia         8       North Carolina     1       Utah               5
Illinois       27       New Jersey        48       Virginia          22
Indiana         5       New York          20       Wisconsin          4
Kansas          3       Ohio              24

                      District of Columbia     10

                             Canada     50

                      WAP Stores:  Norway     44


ITEM  2.  PROPERTIES

The Company's primary corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $18,083 per month through June 1999. The Company has agreed in principle to sign a new lease for these offices on the following terms: the lease will have an initial term of ten years commencing July 1, 1999, with two five-year renewal options. The rent will be $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. These offices are leased from a partnership which is controlled by certain officers and/or directors of the Company. At the direction of the Audit Committee of the Board of Directors, an independent appraisal was made of rental value for comparable business properties in the Dayton, Ohio area. Based on this appraisal, management believes that the terms of the lease and proposed lease are no less favorable to the Company than terms which could be obtained from unaffiliated third parties. The Company has also leased additional warehouse space away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will not have difficulty in securing additional facilities as it expands its operations.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately ten MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1998, the Company was the lessee or assignee of the leases for 37 Company stores.

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

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 1998.


PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock which the Company has issued are Voting Common. At March 3, 1999, there were approximately 685 record holders and approximately 1,600 beneficial holders of the Company's Voting Common. The Company's Voting Common trades on The NASDAQ Small-Cap MarketSM under the symbol "MOTO."

The following table sets forth for the periods indicated the range of high and low last actual transaction prices for the Company's Voting Common, as reported by The NASDAQ Small-Cap MarketSM. The stock prices shown do not include mark-ups, mark-downs, and commissions.


                                               Voting
                                               Common
                                               Price

                                          High     Low

          1997:
            First Quarter                 $2.25   $1.63
            Second Quarter                 2.00    1.69
            Third Quarter                  2.25    1.63
            Fourth Quarter                 2.75    2.25

          1998:
            First Quarter                 $2.81   $2.25
            Second Quarter                 2.63    1.50
            Third Quarter                  2.00    1.31
            Fourth Quarter                 1.88    1.00


The Company has never declared a cash dividend on any class of its common stock. It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to repay debt. Dividends on the Series G Stock in the aggregate amount of $700,000 are payable in 1999. Any payment of cash dividends on common stock in the future will be dependent upon the prior payment of any dividends on the Series G Stock, the amount of funds legally available therefore, the Company's earnings, financial condition, capital requirements, satisfaction of debt and other contractual covenants restricting the payment of dividends, and other factors which the Board of Directors deems relevant.



ITEM  6.  SELECTED FINANCIAL DATA

The selected financial data of the Company is set forth below
[CAPTION]

                     Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                     December    December    December    December    December
                         31,         31,         31,        31,         31,
                        1998        1997        1996       1995        1994

Revenue            $37,199,707  $41,897,343  $43,287,566 $42,217,722  $40,144,886

Net Income (Loss)  $ 1,690,253  $ 1,703,535  $ 1,073,873 $(5,673,647) $   725,230

Net Income (Loss)
Applicable
to Common Shares   $ 1,415,691  $ 1,420,707  $   784,583 $(5,307,782) $ (395,495)

Net Income (Loss)
Per Common Share
- basic and
diluted            $       .18  $       .18  $       .10 $      (.69) $     (.07)

Working Capital    $ 3,482,451  $ 3,231,884  $ (250,611) $(1,551,817) $ (251,921)
(Deficit)

Stockholders'
Equity             $ 4,920,906  $ 3,771,156  $ 2,538,198 $ 1,908,325  $ 8,909,595

Long-Term
Obligations        $ 9,064,001  $ 9,783,805  $ 8,207,762 $ 7,895,652  $ 7,288,842

Total Assets       $21,933,793  $21,038,115  $20,485,212 $21,324,474  $26,568,526

Common Shares
Outstanding (1)      7,816,165    7,793,905    7,785,973   7,687,249    5,664,446

Number of Stores
Open                       427           433          444         447          433

(1) Weighted Average Common Shares Outstanding - Basic
The Company has never paid a cash dividend on its common shares.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Through the granting of franchises, conversion of independent stores, and acquisitions, Moto Photo, Inc. and its subsidiaries (`the Company'') have developed a system of 427 operational stores at December 31, 1998 compared to 433 at December 31, 1997.

Systemwide sales increased to approximately $143,000,000 in 1998 from $140,000,000 in 1997. The Company plans to grow through granting new franchises, conversion of independent stores to franchise stores, opening Company stores and selective acquisitions, as well as increasing the average annual sales per store older than one year from approximately $400,000 to $550,000 or more over the next several years.

The Company operates primarily in the specialty retail channel of the photo processing industry (see `Item 1. Business-Competition'' on page 3). There is a consolidation of photographic specialty retail outlets occurring and the Company estimates that the three largest chains, of which the Company is one, have approximately 35-40% of the U.S. specialty retail photo processing market. The Company estimates its share at approximately 8% of the U.S. stand-alone one-hour processing market.

The Company believes it is well positioned to be one of the major chains in the market as the consolidation continues because of its unique advantage of being the only significant franchisor in the industry. Furthermore, the Company believes its product offerings are different from those of many of its competitors, thereby giving the Company a further advantage.

The more system stores in a given local market, the better the stores in that market will generally do. Therefore, continued growth in target markets and opening new markets with multiple stores are important strategies for the Company's long-range growth.

The Company believes it operates a ``recession resistant'' business; however, a growing economy is beneficial for demand for the Company's products and services. Favorable weather, particularly on weekends, is important to store results and, therefore, Company results.

The Company's business as a whole is subject to seasonal fluctuations. The demand for photo processing services is lowest in the first quarter and highest in the fourth quarter of the year.

The Company has market risk exposure to interest rates. At December 31, 1998, the Company has interest bearing debt obligations that are subject to market risk exposure relating to changes in interest rates. At December 31, 1998, $2,124,360 of outstanding debt is at fixed rates with a weighted average interest rate  of 9.29%  and $2,375,000  is at  variable rates  with a  weighted average rate of 8.5%. The estimated fair value of the Company's debt at December 31, 1998 is equal to its carrying amount.


The aggregate annual maturities of the Company's variable interest debt obligations for the five years subsequent to December 31, 1998 are as follows:
$583,333, $625,000, $625,000, $250,000 and $291,667.

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in U.S. dollars and the majority of the key supplier's manufacturing is currently done domestically. However, costs of certain photoprocessing equipment could be influenced by exchange rates.

YEAR 2000

The year 2000 issue, or Y2K, refers to computer programs or computer embedded chips which use two digits rather than four digits to define the applicable year. Any of the Company's computer software, hardware or other equipment having date sensitive software or embedded chips could recognize a ``00' date as year 1900 rather than year 2000. If this happened, it could result in miscalculations or system failures which could be disruptive to normal business activities. The Company has a plan to prepare its systems for the Y2K issue. This plan includes obtaining reasonable assurance that its critical business partners are also prepared.

The Company's plan for resolving Y2K issues has the following phases: assessment, remediation, testing, and implementation. The Company has completed assessment of its internal software and computer hardware that could be significantly affected by the year 2000 issue. The Company believes that it is currently Y2K compliant on all critical internal systems with the exception of certain computer hardware used in some Company store point of sale systems, as discussed below.

The Company is still in the process of gathering information about the Y2K compliance status of key third party suppliers. The Company has received written notification from most of its key suppliers that they plan to be Y2K compliant by October 1, 1999. The Company has been informed by its primary bank that it believes it is Y2K compliant. The Company will be requesting certification by May 1, 1999 from depository banks. If the review and evaluation of responses indicate lack of Y2K compliance by September 30, 1999, the Company will change its depository banking relationships as required.

The Company is in the implementation phase on certain of the older computer hardware used in its approved point of sale systems in both franchise and Company stores. A software modification is currently available, at no cost, to achieve Y2K compliance for this hardware. It will be implemented in Company stores by June 30, 1999, and will be installed in all franchise stores as they request it.

There are several versions of the Company sponsored point of sale software in use in franchise stores, all of which are believed to be Y2K compliant except for certain operating systems which are no longer supported by their provider. Accordingly, the provider will not certify as to its Y2K compliance. However, the Company has tested the software and believes that it will operate without any critical failures after December 31, 1999. The Company will continue its testing and will attempt to develop solutions if any disruptions occur during test. The worst case solution would be for the franchisee to upgrade software and hardware at a cost of $2,000 to $7,000 per store. Currently 53 franchise stores use the subject operating system. Seven other stores are using a POS system that has not been supported by the Company since 1997. These franchisees are being notified of where to obtain assistance on Y2K compliance for these systems.

The Company believes that all significant non-information systems are either Y2K compliant or has received notification that the vendors will make them Y2K compliant by no later than September 30, 1999. The Company plans to continue testing its operating equipment and other equipment to ensure that it is operable in 2000 and beyond.

By April 30, 1999, the Company intends to further notify its franchisees of the steps they should take to ensure that there are no disruptions to their operations as a result of the Y2K issue. The Company cannot guarantee that each franchisee will follow through on the necessary steps, and accordingly, some short-term interruptions could occur in certain franchise stores. The Company does not believe that this disruption will have a material impact on the Company's results of operations, financial condition or cash flows. The Company will develop contingency plans to assist franchisees if any significant disruption risks are identified.

The Company has spent no significant incremental funds to date to achieve Y2K compliance and does not anticipate doing so in the future. All expenses paid to date as well as in the future will be funded through existing cash resources and future operating cash flows.

While the Company believes it has an effective plan to resolve the Y2K issue in a timely manner, lack of historical experience and the forward-looking nature of the issues involved make it difficult to predict with certainty what will happen on January 1, 2000 and thereafter. It is possible that there will be disruption and unexpected business problems during the early months of 2000. The Company intends to make contingency plans if any critical systems or suppliers are identified as representing a significant risk of Y2K failure. Unfortunately, despite the Company's efforts, unanticipated third party failures may occur, particularly in general public infrastructures. If this were to occur, it could have a material adverse impact on the Company's results of operations, financial condition or cash flows. The amount of potential loss cannot be reasonably estimated at this time.

RESULTS OF OPERATION 1998 VS. 1997

In 1998 the Company recorded net income of $1,690,253, or $.18 per common share (basic and diluted), compared to net income of $1,703,535 or $.18 per common share (basic and diluted), in 1997. Due to the Company's common share price of approximately $1.25, certain securities could become dilutive and have a significant impact on diluted earnings per common share in 1999 and subsequent periods (See Note G).

Development segment revenue increased $78,000, or 16%, in 1998 compared to 1997 due primarily to the sale of development rights to Canada which was partially offset by 11 U.S. franchise openings in 1998 versus 14 in 1997. Costs associated with the introduction of the MotoPhoto QuickStartSM financing program more than offset the increased revenue. The Company anticipates increased operating segment contributions in 1999 because in 1998, the Company began offering the MotoPhoto QuickStartSM financing program which requires a lower initial investment and allows the franchisee to lease a significant portion of the store investment and pay a lease payment as a percentage of sales rather than a fixed monthly loan payment. In 1999, the Company anticipates offering variations of this program, each of which is targeted toward a specific franchisee prospect profile which the Company believes is a good fit for its concept. The Company believes that these new programs will increase the number of franchises sold. (See `Item 1 -- Business)

Company store revenue declined by $3.4 million, or 20%, in 1998 compared to 1997. One Company store was sold to a franchisee in 1998 and five others were closed. The decrease in Company store sales and related expenses were a result of the decrease in the number of Company stores operated and, along with a 3% or $437,000 decrease in Company comparable store sales, lead to a decreased contribution from the Company store segment, and Company comparable stores sales decrease of $437,000, or 3%. The Company plans to open approximately twenty Company stores in 1999 which would lead to increased revenues and associated costs and expenses. A new store is budgeted to lose approximately $16,000 during its first year open.

Royalty and advertising revenues increased $157,000 or 3% in 1998 compared to 1997 primarily due to a 4% increase in comparable franchise store sales offset by fewer stores. This increase in revenue was approximately equal to the increase in costs and expenses in this segment. The Company anticipates continued growth in royalty and advertising revenue as a result of continued increases in comparable franchise stores sales, addition of new franchise stores, continuing improvement in the quality of the average franchisee, and better site selection.

Wholesale revenue decreased $1.7 million, or 9%, in 1998 compared to 1997. During the first half of 1998 the Company suffered sales declines due to uncompetitive pricing on certain products, primarily photographic paper and film. In the third and fourth quarter of 1998, the Company lowered certain prices to remain competitive and also obtained cost concessions from its vendors late in the year. The Company estimates that approximately 6% of its 1997 revenue was lost in 1998 due to franchisees purchasing merchandise from alternative suppliers. The Company believes that its new pricing and cost programs have corrected this weakness and does not expect the trend to continue. The Company anticipates a 6% increase in wholesale revenue in 1999. Additionally, operating segment contribution was adversely impacted by $161,000 more losses in 1998 than 1997 in the Company's telemarketing operations which were closed in December 1998.

Selling, general and administrative expenses decreased $288,000, or 4%, in 1998 compared to 1997, primarily due to reduced bonuses paid on lower pretax profits.

Advertising expenses increased by $83,000, or 6%, in 1998 compared to 1997 due to increases associated with the initiation of the MotoPhoto QuickStartSM financing program.

Depreciation and amortization expenses increased by $168,000, or 20%, in 1998 compared to 1997 primarily as a result of depreciation on additions to property and equipment in Company stores. In 1999 depreciation and amortization expenses are planned to increase by approximately $450,000 because of full year of depreciation for 1998 additions as well as the Company continuing to add new services, such as 24 mm Advanced Photo System processing, digital and kiosks, upgrading the design of certain Company stores, and opening new Company stores.

Interest expense decreased $34,000, or 8%, in 1998 compared to 1997 due to lower levels of interest bearing debt. Interest expense is planned to increase approximately 10% in 1999 as a result of borrowings to support Company store expansion discussed above. Interest and investment income, which is primarily interest income from notes receivable and temporary investments of cash, increased in 1998 due to improved liquidity and collection of interest on certain notes classified as impaired at December 31, 1997. The Company anticipates interest income in 1999 to approximate the 1998 amount.

Income tax benefit in 1998 was $360,000, with an effective tax benefit rate of 27% compared to $800,000 of tax expense with an effective rate of 32% in 1997. The reduction is due primarily to the closing of certain Company stores which created a deductible tax expense for assets previously written off for book purposes, generating a realization of tax deductions for which no net deferred tax asset recognition was available to the Company as of December 31, 1997. The Company does not believe it will generate a tax benefit in 1999 but is not yet certain as to what its expected tax expense will be due to various options the Company is currently investigating.

RESULTS OF OPERATION 1997 VS 1996

In 1997 the Company recorded net income of $1,703,535, or $.18 per common share (basic and diluted), compared to net income of $1,073,873 or $.10 per common share (basic and diluted), in 1996. Company revenue decreased by $1.4 million or 3% in 1997 compared to 1996.

In 1997 development revenue was 42% lower than in 1996, reflecting the opening of 14 stores in the US in 1997 compared to 22 stores in 1996. Of the stores opened in 1997, 11 were either conversions or stores added by existing franchisees, both of which carry lower initial franchise fees. This mix accounted for the further reduction of 1997 development revenue as compared to 1996 and largely accounted for the decrease in operating segment contribution.

The Company refranchised six stores in 1997 at a loss of $48,280 compared to five stores refranchised in 1996 at a gain of $78,051. In 1997, the loss on sales of stores is included in selling, general, and administrative expenses.

Company store revenue declined by $1.6 million, or 9%, in 1997 compared to 1996. Six Company stores were sold to franchisees in 1997 and two others were closed. Company store revenue and related costs and operating expenses and operating segment contributions declined as a result of the decrease in the number of Company stores operated. Company comparable stores sales increased $230,000 or 2% in 1997.

Royalty and advertising revenue increased by $294,000, or 6%, in 1997 compared to 1996, primarily due to an 8% increase in comparable franchise store sales offset by a net reduction of approximately 2% in the number of stores. Furthermore, segment expenses were approximately $100,000 less in 1997 than 1996.

Wholesale revenue increased by $590,000 or 3%, in 1997 compared to 1996 as a result of an 8% increase in franchise comparable store sales being partially offset by lower prices on film due to spot market conditions and a net reduction of approximately 2% in the number of stores. Wholesale segment contribution was favorably impacted because of a 2% of revenue decrease in bad debt expense and a
 .5% of revenue decrease in paper costs as a result of the systems using Fuji paper for the full year in 1997 as opposed to only a partial year in 1996.

Selling, general and administrative expenses were about the same in 1997 compared to 1996. In 1997 certain increases in selling, general and administrative expenses were largely offset by lower selling expenses on lower franchise fee revenue and reduced bad debt expenses.

Advertising expenses decreased by $136,000, or 9%, in 1997 compared to 1996 as the Company operated fewer stores in 1997 and implemented a planned decrease in advertising expenditures.

Depreciation and amortization expenses increased by $90,000, or 12%, in 1997 compared to 1996 as a result of depreciation on additions to fixed assets in 1997.

Interest expense remained relatively constant in 1997 compared to 1996 as the Company had slightly lower average borrowing in 1997 at slightly higher interest rates. Investment income, which is primarily interest income from notes receivable and temporary investments of cash, increased in 1997 due to increased notes receivable and improved liquidity.

Income tax expense in 1997 was $800,000, with an effective tax rate of 32% compared to $850,000, or a rate of 44% in 1996. The reduction is due primarily to the closing of two Company stores which created a deductible tax expense for assets previously written off for book purposes and to realization of other tax deductions for which no net deferred tax asset recognition was available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

In 1998 the Company's operating activities provided $1.4 million more cash than in 1997. The primary reason for the increase is due to a decrease of payments on accounts payable in 1998 versus unusually high payments on payables otherwise due in 1996 as noted below. This decrease was offset by an increase in inventory generated by stockpiling certain products at year end.

In 1997 the Company's operating activities provided $2 million less cash than in 1996. The primary reasons for the decrease were $2 million in increased accounts payable resulting from paper stockpiling purchases of late 1994, and payment of another $1.1 million in accounts payable due to payments made in early 1997 that would have otherwise been made in 1996. These payments were partially offset by a reduction in net accounts receivable of $1.1 million due to more stringent credit practices with franchisees and a generally overall improved franchise store performance.

In 1998 net cash utilized by investing activities was $664,000 as compared to net cash provided by investing activities of $485,000 in 1997. Increased purchases of property and equipment in 1998 accounted for about $900,000 of the change with about $400,000 more accounted for by lower proceeds on sales of assets. In 1999 the Company anticipates investing about $3 million in opening Company stores, service expansion, and equipment replacement. The Company plans to enter into operating leases for a substantial amount of the assets needed to open new Company stores.

In 1997 net cash provided by investing activities decreased $358,000 as compared to 1996. Increased purchases of property and equipment in 1997 accounted for most of the change because of a 1996 reduction of the Company's capital spending program due to stores sold and closed. The other major factor was $142,000 more in proceeds from sales of assets in 1996 compared to 1997.

In 1998 the Company borrowed $1.25 million for capital expenditures and made principal payments of $1.9 million which, along with dividend payments, generated a $1.2 million use of cash from financing activities. In 1999 the Company anticipates increasing its net borrowing by approximately $1.5 million to help fund its investing activities.

In 1997 the Company entered into a five year financing arrangement with a bank which resulted in a net increase of approximately $4,000,000 in proceeds less repayments on borrowed funds as compared to 1996. This generated $1 million in cash from financing as compared to a $3.2 million use in 1996 as funded debt was reduced in 1996 as compared to 1995.

The Company's material capital commitments consist primarily of long-term obligations (See Notes E and F). Additionally, the Company has a dividend commitment on its Series G Stock of $700,000 in 1999. Funds for repaying these commitments are anticipated to be generated primarily from operations in 1999 and beyond.

The Company  has available  a $2  million  line of  credit,  none of  which  was borrowed as of December 31, 1998. This line expires April 30, 2000. The Company believes this is adequate to finance its seasonal working capital needs.

At December 31, 1998, the Company had working capital of $3.5 million. The Company has historically operated with a working capital deficit. The Company believes that the nature of its business allows it to operate adequately with a working capital deficit. The factors that contribute to this are the substantial percentage of sales from cash, favorable terms with suppliers, non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit to meet seasonal needs.
On December 31, 1998, the Company had income tax loss carryforwards, tax credits and deductible temporary differences with a tax benefit of approximately $3.4 million. The tax benefit of these carryforwards has a $2 million valuation allowance for financial reporting purposes (See Note I). These items, if and when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets.

The Company has $10,000,000 of Series G Stock outstanding which is due in 2000 or earlier under certain circumstances. (See Note G and Item 1 - Business - Supply Contract and Series G Preferred Stock) These shares can be retired only by an exchange for common shares or from the proceeds of an equity offering. The Company is uncertain at this time as to how or when the Series G Stock will be retired.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute ``forward looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks, and uncertainties incident to the Company's business, including, without limitation, competition in the photo processing industry, possible development of new technology affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of the franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward looking statements. The Company assumes no obligation to update any forward looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk are included in management's discussion and analysis of financial conditions and result of operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company are included in this report after the signature page.


ITEM 9.DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)       The following documents are filed as part of this report:

                    1.Financial Statements:  See Financial  Statements
                      and Schedules immediately following signature page of this report.

                    2.Exhibits:  See Exhibit Index immediately preceding
                      Exhibits

     (b) Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1998.


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

                                     MOTO PHOTO, INC.
                                     By   /s/ David A. Mason
                                          David A. Mason
                                          Executive Vice President

Date:  March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael F. Adler                                     March 26, 1999
Michael F. Adler           Chairman of the Board,
                           Chief Executive
                           Officer, and Director
                           (Principal Executive
                            Officer)



/s/ David A. Mason                                       March 26, 1999
David A. Mason             Executive Vice President,
                           Treasurer, Assistant
                           Secretary, and Director
                           (Principal Financial
                            Officer)



/s/ Frank M. Montano                                     March 26, 1999
Frank M. Montano           President, and Chief
                           Operating Officer



/s/ Frank W. Benson                                      March 26, 1999
Frank W. Benson            Director



/s/ D. Lee Carpenter                                     March 26, 1999
D. Lee Carpenter           Director



/s/ Leslie Charm                                         March 26, 1999
Leslie Charm               Director



/s/ Dexter B. Dawes                                      March 26, 1999
Dexter B. Dawes            Director



/s/ Harry D. Loyle                                       March 26, 1999
Harry D. Loyle             Director



/s/ James F. Robeson                                     March 26, 1999
James F. Robeson           Director


/s/ Alfred E. Lefeld                                     March 26, 1999
Alfred E. Lefeld           Vice President, and
                           Controller(Principal
                           Accounting Officer)







                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Moto Photo, Inc.

We have audited the accompanying consolidated balance sheets of Moto Photo, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP
Ernst & Young LLP

Dayton, Ohio
February 12, 1999
MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[CAPTION]

                                                            DECEMBER 31

                                                         1998        1997

Assets
Current assets:
 Cash                                                 $ 2,918,396 $ 3,139,252
 Accounts receivable, less allowances of  $1,092,000    4,188,807   4,416,899
 in 1998 and $1,590,000 in 1997
 Notes receivable, less allowances of  $172,000 in        437,669     403,669
 1998 and $125,000 in 1997
 Inventory                                              2,457,950   1,388,010
 Deferred tax assets                                    1,213,000   1,025,000
 Prepaid expenses                                         116,081     223,176

Total current assets                                   11,331,903  10,596,006
Property and equipment                                  3,712,064   3,095,006

Other assets:
 Notes receivable, less allowances of  $1,228,000 in    1,897,755   2,157,360
 1998 and $893,000 in 1997

 Cost of franchises and contracts acquired                155,688     167,741
 Goodwill                                               3,728,816   3,932,883
 Deferred tax assets                                       57,000      57,000
 Other assets                                           1,050,567   1,032,119

Total assets                                          $21,933,793 $21,038,115


See accompanying notes.


MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
[CAPTION]

                                                         DECEMBER 31
                                                       1998        1997

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $ 4,251,043 $ 3,206,342
  Accrued payroll and benefits                         560,901   1,060,188
  Accrued expenses                                   1,192,968   1,472,306
  Current portion of long-term obligations           1,534,000   1,444,000
  Other                                                310,540     181,286

 Total current liabilities                           7,849,452   7,364,122

 Long-term debt                                      8,775,360   9,220,469
 Capitalized leases                                    288,641     563,336
 Deferred revenue                                       99,434     119,032

Total liabilities                                   17,012,887  17,266,959

Stockholders' equity
 Preferred stock $.01 par value:
  Authorized shares - 2,000,000:
  Series G cumulative nonvoting preferred shares,
  1,000,000 shares issued and outstanding with
  preferences aggregating $10,000,000                   10,000     10,000
 Common shares $.01 par  value:
  Authorized shares - 30,000,000
  Issued and outstanding shares - 7,833,573 in
  1998 and 7,802,973 in 1997                            78,336      78,030
 Paid in capital                                     6,404,734   6,670,981
 (Deficit) retained earnings subsequent to June 30,
 1991                                               (1,572,164) (2,987,855)

 Total stockholders' equity                          4,920,906   3,771,156

Total liabilities and stockholders' equity         $21,933,793 $21,038,115


See accompanying notes.




MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]

                                            YEAR ENDED DECEMBER 31
                                         1998        1997        1996

Revenue

Sales and other revenue              $36,674,620 $41,532,923 $42,599,365
Interest income                          413,087     364,420     214,614
Gain  on sale of stores                       -           -       78,051
Other income                             112,000          -      395,536

                                      37,199,707  41,897,343  43,287,566

Expenses

Cost of sales and operating           26,329,572  29,820,906  31,246,267
 expenses
Selling, general, and
 administrative expenses               6,553,425   6,841,931   6,924,163
Advertising                            1,416,855   1,333,934   1,469,531
Depreciation and amortization          1,015,611     847,509     757,673
Interest expense                         411,610     445,141     455,404
Impairment charge                        142,381     104,387     510,655

                                      35,869,454  39,393,808  41,363,693


Income before income taxes             1,330,253   2,503,535   1,923,873
Income tax benefit (expense):
 Current                                 172,000    (731,000)   (794,000)
 Deferred                                188,000          -           -
 Charge in lieu of income taxes               -      (69,000)    (56,000)

                                         360,000    (800,000)   (850,000)

Net income                             1,690,253   1,703,535   1,073,873

Dividend requirements:
 Series E and F preferred shares         325,438     317,172     210,710
 Series G preferred shares              (600,000)   (600,000)   (500,000)

Net income applicable to common      $ 1,415,691 $ 1,420,707 $   784,583
shares



Net income per common share - basic
 and diluted                         $      0.18 $      0.18 $     0.10


See accompanying notes.

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

[CAPTION]

                                   SERIES G PREFERRED      COMMON STOCK
                                         STOCK
                                   SHARES     AMOUNT     SHARES     AMOUNT


Balance at December 31, 1995      1,000,000   $10,000  7,785,973  $  77,860
 Reversal of Series E and F
  previously accreted preferred
  dividend
 Series G preferred dividend
  paid
 Use of net operating loss
   carryforward
 Net income

Balance at December 31, 1996      1,000,000    10,000  7,785,973     77,860
 Common stock issued                                      17,000        170
 Reversal of Series E and F
  previously accreted preferred
  dividend
 Series G preferred dividend
  paid
 Warrants issued
 Use of net operating loss
   carryforward
 Net income

Balance at December 31, 1997      1,000,000    10,000  7,802,973     78,030
 Common Stock Issued                                      30,600        306
 Reversal of Series E and F
  previously accreted
  preferred dividend
 Series G preferred dividend
  paid
 Net Income

Balance at December 31, 1998      1,000,000   $10,000  7,833,573  $  78,336


       See accompanying notes.



[CAPTION]

                                                   (DEFICIT)
                                     PAID IN       RETAINED
                                     CAPITAL       EARNINGS         TOTAL
Balance at December 31, 1995     $   7,013,610  $  (5,193,145) $    1,908,325
 Reversal of Series E and F
  previously accreted preferred
  dividend                            (210,710)       210,710             -
 Series G preferred dividend
  paid                                               (500,000)       (500,000)
 Use of net operating loss
   carryforward                         56,000                         56,000
 Net income                                         1,073,873       1,073,873
Balance at December 31, 1996         6,858,900     (4,408,562)      2,538,198
 Common stock issued                    35,253                         35,423
 Reversal of Series E and F
  previously accreted preferred
  dividend                            (317,172)      317,172              -
 Series G preferred dividend
  paid                                               (600,000)      (600,000)
 Warrants issued                        25,000                        25,000
 Use of net operating loss
   carryforward                         69,000                        69,000
 Net income                                         1,703,535      1,703,535
Balance at December 31, 1997         6,670,981     (2,987,855)     3,771,156
 Common Stock Issued                    59,191                        59,497
 Reversal of Series E and F
  previously accreted
  preferred dividend                  (325,438)       325,438             -
 Series G preferred dividend
  paid                                              (600,000)      (600,000)
 Net Income                                        1,690,253      1,690,253
Balance at December 31, 1998     $   6,404,734  $ (1,572,164)  $  4,920,906

       See accompanying notes.



MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

[CAPTION]

                                                  YEAR ENDED DECEMBER 31
                                              1998         1997        1996

OPERATING ACTIVITIES
Net income                                $ 1,690,253  $1,703,535  $ 1,073,873
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Impairment charge - goodwill                   88,618      30,887      372,409
Impairment charge - property and equipment     53,763      73,500      138,246
Depreciation and amortization               1,015,611     847,509      757,673
Charge in lieu of income tax                       -       69,000       56,000
Provision for losses on inventory and
 receivables                                  543,031     908,377    1,325,101
Notes receivable increase as a result of
 franchise activities                         (17,422)    (19,000)    (185,500)
Loss (gain) on sale of stores                     646      48,280     (344,023)
Lss on fixed asset disposals and close
 of telemarketing                             212,301          -           -
Issuance of stock for directors fees           37,622      35,253          -
Increase (decrease) resulting from
 changes in:
 Accounts receivable                         (678,631)   (374,471)  (2,164,947)
 Inventory and prepaid expenses            (1,241,275)     54,795      296,281
 Other assets                                (241,113)    (45,616)     (42,218)
 Deferred taxes                              (188,000)         -           -
 Accounts payable, accrued payroll,
  benefits, and accrued expenses              266,076  (3,167,576)     999,482
 Deferred revenue and other liabilities       109,656      78,009      (19,205)

Net cash provided by operating activities   1,651,136     242,482    2,263,172

INVESTING ACTIVITIES
Purchases of property and equipment        (1,368,316)   (477,513)    (290,788)
Payments received on notes receivable         643,253     509,848      499,806
Proceeds from sale of property and
 equipment                                     61,000     452,606      595,102
Loss from investments                              -           -        39,124

Net cash (utilized) provided by investing
 activities                                  (664,063)    484,941      843,244

FINANCING ACTIVITIES
Proceeds from revolving line of credit
 and long-term borrowings                   1,250,000  9,324,274     7,100,000
Principal payments on revolving line of
 credit, long-term debt and capital lease
 obligations                               (1,879,804) (7,711,389)  (9,847,160)
Payments of preferred dividends              (600,000)   (600,000)    (500,000)
Proceeds from issuance of common stock         21,875          -           -

Net cash (utilized) provided in financing
 activities                                (1,207,929)  1,012,885   (3,247,160)

(Decrease) increase in cash                  (220,856)  1,740,308     (140,744)
Cash at beginning of year                   3,139,252   1,398,944    1,539,688

Cash at end of year                       $ 2,918,396  $3,139,252  $ 1,398,944


See accompanying notes.


A.  THE COMPANY

Moto Photo, Inc. and its subsidiaries (`the Company'') is engaged in the franchising and ownership of stores offering one-hour processing services, portrait and related imaging services and merchandise under the trade names and service marks of `ONE HOUR MOTOPHOTO'', ``MOTOPHOTO'' and `ONE HOUR MOTOPHOTO & PORTRAIT STUDIO' and related marks.

During 1998, the Company initiated the World Alliance Partnership program (WAP). Independent minilabs outside of the United States and Canada who sign a WAP agreement will have the right to display limited signage, attend the Company's franchise convention and offer for sale the Company's private label products. The participants in the WAP will pay an annual fee.

At December 31, 1998 the 427 stores of the Moto Photo system included 296 Franchise stores in the United States, 37 Company stores in the United States, 50 stores in Canada and 44 WAP stores in Norway. During 1998, the Company awarded 19 franchises, refranchised 1 Company store, converted two independent stores to franchises and closed 34 stores.

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

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable are composed of accounts and notes due from various franchisees. The notes receivable carry interest rates which approximate the prevailing interest rate at the time of the notes receivable inception. The carrying value of each account and note receivable is evaluated to determine if facts and circumstances suggest the receivable has become impaired. If the review indicates that a note has become impaired as determined by an analysis of creditworthiness and payment history, interest income on that note is not recognized unless collected. During 1998 and 1997, approximately $400,000 and $612,000, respectively were transferred to notes receivable from accounts receivable. The carrying value of all accounts and notes receivable approximates fair value.

INVENTORY

Inventory is valued at the lower  of cost or market.   Cost is determined  using
the first in, first out cost method. Inventory is shown net of allowances of $150,000 in 1998 and $115,000 in 1997.



B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

The costs of equipment and leasehold improvements are capitalized. Maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized. When equipment is retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations.

Property and equipment, including capitalized leases, are depreciated or amortized by the straight-line method over the estimated useful lives, primarily up to seven years for processing equipment, up to five years for furniture, fixtures, and automobiles, and up to three years for software and hardware and over the lesser of the remaining term of the lease or the lives of the leasehold improvements.
COST OF FRANCHISES AND CONTRACTS ACQUIRED

Franchises and contracts acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $688,513 in 1998 and $646,813 in 1997.

GOODWILL

The excess of the cost over the fair value of the net assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill is shown net of accumulated amortization of $2,255,130 in 1998 and $2,707,055 in 1997.

LONG LIVED ASSETS

The carrying value of long lived assets, including goodwill and property, plant and equipment related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is adjusted to its estimated fair value less costs to sell.

NON-COMPETE AGREEMENTS

The Company amortizes non-compete agreements by the straight line method over the life of the contract.



B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Franchise fees are recognized as income when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned store revenue are recognized as sales are made. Merchandise revenue are recognized when the goods are shipped. Telemarketing revenue are recognized when the services are rendered. In 1998, the Company's master licensor for the province of Ontario, Canada signed a new master license agreement for the development of franchises throughout Canada. The Company recognized $100,000 in 1998 for the sale of these rights.

PROFIT SHARING PLAN

The Company sponsors a profit sharing plan covering all employees who meet certain eligibility requirements. The Company makes matching contributions to the Plan. Additionally, the Company may make discretionary contributions, which are subject to the approval of the Board of Directors. Profit sharing expense was $94,793 in 1998, $127,899 in 1997, and $125,000 in 1996.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation under the principles of Accounting Principles Board Opinion No. 25, ``Accounting for Stock issued to Employees' (APB 25) and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity. No amounts are charged or credited to operations.

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

NET INCOME PER COMMON SHARE - BASIC AND DILUTED

Basic income per common share is based on the weighted-average number of common shares outstanding during the respective periods. Diluted income per common share is based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and other common stock equivalents.




B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                            1998        1997       1996
Net income applicable to common shares  $ 1,415,691 $ 1,420,707 $   784,583

Reconciliation of Shares:

Weighted average common shares
 outstanding                              7,816,165   7,793,905  7,785,973

Effect of dilutive stock options and
 other common stock equivalents             115,245     101,034      46,644


Weighted average common shares assuming
 dilution                                 7,931,410   7,894,939   7,832,617




STORES FOR RESALE

Certain Company stores are offered for sale along with a franchise agreement. The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is franchised, sales, results of operations, and related assets and liabilities are included with those of the Company stores in the respective line item in the respective financial statement. The Company sold one store in 1998, six stores in 1997, and five stores in 1996.


USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts from prior years have been restated to conform to the presentation used in 1998.
C.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

                                                       1998         1997

Equipment and other property                       $  7,801,086  $  7,379,716
Leasehold improvements                                2,601,003     2,869,816
Furniture and fixtures                                1,029,420     1,136,240

                                                     11,431,509    11,385,772
Less accumulated depreciation and amortization        7,719,445     8,290,766

Net book value                                     $  3,712,064  $  3,095,006



Depreciation expense on property and equipment including amortization of assets recorded under capital leases for the year ended December 31, 1998 was $813,462 ($653,822 in 1997 and $567,131 in 1996).

D.  OTHER ASSETS

Other assets as of December 31 include the following items, net of accumulated amortization of $262,500 in 1998 and $237,500 in 1997:

                                       1998        1997

Non-compete agreements              $  737,500  $  762,500
Other                                  313,067     269,619

                                    $1,050,567  $1,032,119



E.  LONG-TERM DEBT

The detail of long-term debt as of December 31 is:

                                           1998         1997

Note payable to bank due January 2002
with interest at 9.29% per annum       $  2,124,360 $  2,748,469

Note payable to bank due January 2002
with interest at 8.75% (prime rate
plus 1%)                                  1,125,000    1,500,000

Note payable to bank due January 2004
with interest at 8.25% (prime rate
plus 1/2%)                                1,250,000           -

Revolving credit agreements with
supplier, non-interest-bearing, due
June 2002                                 5,515,000    5,971,000

                                         10,014,360   10,219,469

Portion classified as current             1,239,000      999,000

                                       $  8,775,360 $  9,220,469

At December 31, 1998, the Company had an unused line of credit for $2,000,000 at prime plus .50%. The Company pays a commitment fee of .25% per annum on the unused portion of the line of credit. The carrying value of all debt approximates fair value.

The aggregate annual maturities on long-term debt for the five years subsequent to December 31, 1998 are $1,239,000, $1,312,092, $1,344,631, $5,827,239 and
$291,398.  Interest  paid in 1998,  1997, and 1996  was $399,400, $436,808,  and
$476,695, respectively.

Long-term debt and borrowings on the line of credit are secured by substantially all of the Company's assets. The revolving credit agreement requires the Company and its franchisees collectively to purchase certain amounts of their requirements for specified products including paper and film through the supplier. Certain of the long-term obligations contain restrictive covenants; the Company was in compliance with them at December 31, 1998.



F. LEASES

At December 31, 1998 and 1997, property and equipment included the following capitalized lease obligations:

                                  1998        1997

Processing equipment            $ 832,187  $1,737,753
Less accumulated amortization     261,714     554,918

                                $ 570,473  $1,182,835



Future minimum lease payments for capitalized leases at December 31, 1998 are as follows:

      YEAR ENDING DECEMBER 31

1999                    $  346,338
2000                       219,739
2001                        86,709
2002                        19,290

Total minimum lease
payments                   672,076

Less:  amount
 representing interest
 ranging from 5.7% to
 11.5%                      88,435

Present value of minimum
 lease payments            583,641
Current portion            295,000

Capitalized leases      $  288,641



During 1998, 1997, and 1996, the Company incurred or assumed capital lease obligations aggregating $0, $679,300, and $283,106, respectively, in connection with equipment purchases.

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office and warehouse facilities, and equipment under operating lease agreements. Certain leases have renewal options which the Company may exercise. Rental expense for operating leases was $1,841,830 in 1998, $2,275,443 in 1997, and $2,554,979 in 1996, net of sublease rentals of $447,372, $444,734, and $409,088, respectively.


F.  LEASES (CONTINUED)

In 1998 and 1996 the Company sold the lease rights for a Company store which increased net income by approximately $112,000 and $300,000 respectively.

At December 31, 1998, noncancelable operating leases provide for the following minimum annual obligations and sublease rentals:

                 LEASE     SUBLEASE  NET LEASE
              OBLIGATION   RENTALS  OBLIGATION
                   S                     S

1999          $1,623,816 $  328,078 $1,295,738
2000           1,311,989    246,445  1,065,544
2001             984,830    222,398    762,432
2002             647,657     87,283    560,374
2003             298,063     56,945    241,118
2004 and
thereafter       206,786         -     206,786

Totals        $5,073,141 $ 941,149  $4,131,992



G.  STOCKHOLDERS' EQUITY

The Company has authorized 30,000,000 voting common shares and 1,000,000 non-voting common shares. None of the non-voting common shares are outstanding and, unless otherwise stated, any reference herein to common shares refers to voting common shares.

In conjunction with the 1995 redemption of outstanding $1.20 Preferred Stock, the cumulative non-voting Series E and F Preferred Shares outstanding were exchanged for 1,000,000 cumulative non-voting Series G Preferred Shares (`Series G Stock'). The Series G Stock has a cumulative annual dividend per share of $.50 in 1996, and $.60 in 1997 and 1998. In 1998, 1997, 1996 $600,000,
$600,000, and $500,000, respectively, of dividends were paid on Series G Stock. The Series G Stock has a dividend rate lower than the previously accreted rate of the Series E and F Preferred Shares. Accordingly, the 1998 dividend requirement on income or applicable to common shares was reduced by $325,438 ($317,172 in 1997 and $210,710 in 1996).

The Series G Stock is redeemable at any time by the Company. The holder can redeem the Series G Stock in 2000, or earlier if the Company's common share price is $3.00 or more. Redemption must be in either the Company's common shares at 90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock. The 1999 dividend rate is $.70 per share. If the stock remains unredeemed, the Company would pay dividends of $.80 per share in 2000, $.90 per share in 2001, and $1.00 per share per year in 2002 and thereafter.



G.  STOCKHOLDERS' EQUITY (CONTINUED)

The Company has 835,000 warrants outstanding each of which entitles the holder to purchase one common share for $4.25, subject to adjustments in certain events, through December 31, 1999. The holder of the Series G Stock also holds warrants to purchase 1,000,000 common shares at $2.38 per share, subject to adjustment in certain events, through September 2002. In addition, in 1997 the Company granted 50,000 warrants each of which entitles the holder to purchase one common share for $1.94 through September 2002. The warrants are anti-- dilutive for diluted earnings per share calculations for all years.

As of December 31, 1998, 12,201,934 shares of common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

H.  STOCK BASED COMPENSATION

The Company has several incentive plans under which the Board of Directors or the Compensation Committee (``the Committee'') of the Board of Directors may grant awards to directors, officers and key managerial, administrative, and professional employees of the Company. Awards may consist of incentive, non-qualified, and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance equity and performance unit grants, and any other stock-based awards, or any combination of these awards.

At December 31, 1998 additional awards aggregating up to 782,405 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non-qualified stock options.

The following summarizes the shares option activity for the years ended December 31:

                                    1998                    1997

                             COMMON     AVERAGE      COMMON     AVERAGE
                             SHARES      PRICE       SHARES      PRICE

Outstanding at beginning
 of year                    1,015,966     $1.99      985,286     $1.87
Granted                       406,219     $2.32      163,460     $2.57
Expired                       (88,104)    $2.47     (132,780)    $1.82

Outstanding at end of
 year                       1,334,081     $2.06    1,015,966     $1.99


Exercisable at end of
 year                         755,956                608,002



The exercise price of all options granted has been at least equal to the market value at the date of grant. The options generally expire five years after the grant date except for 352,041 options which expire ten years after the grant date.



H.  STOCK-BASED COMPENSATION (CONTINUED)

The Company has elected to follow APB 25 in accounting for its employee stock options because of the alternative fair value accounting provided for under FAS Statement No. 123, ``Accounting for Stock-Based Compensation'' (`FAS 123''), which requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB 25.
Pro forma earnings amounts prepared under the assumption that the stock options granted in 1998, 1997 and 1996 were accounted for based on their fair value as determined under FAS 123 are as follows:

         PRO FORMA EARNINGS             1998        1997        1996

Net income applicable to common
 shares                             $ 1,157,652  $1,234,223 $   629,096
Net income per common share-basic
 and diluted                        $      0.15 $      0.16 $      0.08

The weighted average value of an option granted during 1998, 1997 and 1996 approximated 50% of the grant price of the respective option. using the Black-Scholes option pricing model and the following assumptions:

FAIR VALUE ASSUMPTIONS       1998     1997     1996

Dividend yield                   0%       0%       0%
Expected volatility             45%      39%      39%
Risk-free interest rate        5.8%     5.5%     5.5%
Expected life in years        5-10     5-10        5

FAS 123 does  not apply to  awards granted prior  to 1995.   Because  additional
awards in future years are anticipated, the pro forma effects of applying this statement are not necessarily indicative of future amounts.

I.  INCOME TAXES

Deferred taxes at December 31 are:

                                        1998        1997

Deferred tax assets
 Capital loss carryforwards         $   712,000 $   586,000
 AMT credit carryforwards                85,000      37,000
 Asset impairment                     1,370,000   1,983,000
 Receivable allowances                  977,000     945,000
 Employee benefit accruals              117,000     138,000
 Inventory valuation allowances          82,000      65,000
 Depreciation                                -       28,000
 All other items, net                   125,000     109,000

 Total deferred tax assets            3,468,000   3,891,000

Deferred tax liability
 Depreciation                          (116,000)         -

 Total deferred tax liability          (116,000)         -


 Gross deferred tax assets            3,352,000   3,891,000

 Less:  valuation allowance          (2,082,000) (2,809,000)


Net deferred tax assets             $ 1,270,000 $ 1,082,000



For financial reporting purposes, a valuation allowance of $2,082,000 for 1998 and $2,809,000 for 1997 has been recognized to offset certain deferred tax assets including the capital loss carryforwards and asset impairment.

Realization of the net deferred tax assets depends on generating sufficient taxable income to utilize the tax benefit of the assets. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.



I.  INCOME TAXES (CONTINUED)

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

                                  1998        1997        1996

Expense (benefit):
Statutory federal income tax  $   452,000 $   850,000 $   654,000
Increase (decrease) resulting
 from effect of:
 Nondeductible amortization       168,000     169,000     162,000
 Change in deferred tax
  valuation allowance            (727,000)   (353,000)   (225,000)
 Other, net                      (233,900)     39,000      92,000
State income tax expense, net
 of federal tax benefit           (19,100)     95,000     167,000

                              $  (360,000)$   800,000 $   850,000



                                    1998        1997        1996
Income tax benefit (expense)
  Current                        $  172,000  $(731,000)  $(794,000)
  Deferred                          188,000         -           -
  Change in lieu of income
  taxes                                   -    (69,000)    (56,000)

                                 $  360,000  $(800,000)  $(850,000)



As a result of quasi-reorganization accounting treatment, $69,000 and $56,000 in 1997 and 1996, respectively, are charges in lieu of income taxes and payment is not required due to use of tax loss carryforwards. The resulting financial statement benefit is an addition to paid-in capital.

At December 31, 1998, the Company has capital loss carryforwards of $1,874,000 which begin to expire in 1999 and approximately $85,000 of alternative minimum tax (AMT) credit carryfowards which have no expiration date.

The Company paid $82,000, $174,000, and $134,000 of income taxes in 1998,  1997, and 1996, respectively.


J.  RELATED PARTY TRANSACTIONS

The Company manages a franchise store controlled by certain officers and directors of the Company. The Company derived revenue from this store, including management incentive fees, of approximately $308,000 in 1998, $269,000 in 1997, and $244,000 in 1996.

Another franchise store is owned and managed by a corporation owned and controlled by an officer/director and his family, from which the Company derived revenue of approximately $97,000 in 1998, $110,000 in 1997, and $180,000 in
1996.

The Company leases its headquarters from a partnership which is controlled by certain officers and/or directors for. Rent expense for each of 1998, 1997, and 1996, was $216,996.

K.  CONTINGENCIES

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

L.  IMPAIRMENT CHARGE

During 1996, a charge of $510,655 was recorded, which brought the net book value of certain stores planned to be disposed of in conformance with management's estimate of what price the stores will bring, less costs to sell, in transactions with prospective franchisees. The 1996 charge consisted of $372,409 related to goodwill and $120,246 to property and equipment and $18,000 for lease terminations. Additional charges of $104,387 in 1997 and $142,381 in 1998 were recorded. The 1997 charge consisted of $30,887 related to goodwill and $73,500 to property and equipment. The 1998 charges consisted of $88,618 related to goodwill and $53,763 to property and equipment.

The 20 stores planned to be disposed of at December 31, 1997 had a fair value of $898,000.

At December 31, 1998, nine stores remained to be disposed of, three of which were closed in January 1999. The six stores remaining to be disposed of had revenues of $1.3 million and a loss of $34,000 in 1998. The six stores have a carrying value of $164,000. Management is actively attempting to dispose of these six stores in the shortest time practicable.

M.  SEGMENTS

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the decision making group in deciding how to allocate resources. The Company has eight

M.  SEGMENTS (CONTINUED)

business units. The business units have been aggregated into four operating segments with each segment representing a strategic segment that offers different products and services. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company's four reportable operating segments are Development, Company Stores, Royalty and Advertising, and Wholesale. Development markets the Company's franchise and recruits franchisees. Company Stores operate retail photo processing and portrait stores owned by the Company. Royalty and Advertising provide services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses.

Summarized financial information concerning the Company's reportable segments is shown in the following table.


MOTO PHOTO, INC. AND SUBSIDIARIES
[CAPTION]

                                                        1998
                                                                   ROYALTIES
                                                       COMPANY        AND
                                        DEVELOPMENT    STORES     ADVERTISING
Sales and other revenue                $  559,256  $ 13,710,748  $ 5,315,708

Depreciation and amortization               3,787       674,217       18,269

Operating segment contribution prior to
  interest expense, income taxes and
  unallocated corporate expenses         (344,535)     (911,889)   3,706,813

Identifiable segment assets               133,159     8,803,804    1,238,143

Capital expenditures for long lived
assets                                      1,812     1,115,136        4,207


                                                        1997
                                                                   ROYALTIES
                                                       COMPANY        AND
                                        DEVELOPMENT    STORES     ADVERTISING

Sales and other revenue                $   80,991  $ 17,102,706  $ 5,158,577

Depreciation and amortization               3,524       530,657        7,363

Operating segment contribution
  prior to interest expense, income
  taxes and  unallocated corporate
  expenses                               (166,375)     (545,667)   3,681,550

Identifiable segment assets                42,393     8,396,862    1,278,020

Capital expenditures for long lived
assets                                        114       277,023        6,531


                                                        1996
                                                       COMPANY     ROYALTIES
                                        DEVELOPMENT    STORES         AND
                                                                  ADVERTISING

Sales and other revenue                $  829,714  $ 18,704,617  $ 4,864,783

Depreciation and amortization               4,722       472,614        5,482

Operating segment contribution
  prior to interest expense, income
  taxes and  unallocated corporate
  expenses                                (25,251)     (387,112)   3,265,354

Identifiable segment assets                86,286     9,013,692      884,732

Capital expenditures for long lived
assets                                      1,710       169,054        2,977



MOTO PHOTO, INC. AND SUBSIDIARIES
[CAPTION]

                                                      1998
                                           WHOLESALE           TOTAL
Sales and other revenue                   $  17,088,908     $  36,674,620

Depreciation and amortization                    84,511           780,784

Operating segment contribution prior to
  interest expense, income taxes and
  unallocated corporate expenses             (1,038,767)        1,411,622

Identifiable segment assets                   4,451,862        14,626,968

Capital expenditures for long lived
assets                                           24,392         1,145,547


                                                      1997
                                             WHOLESALE           TOTAL
Sales and other revenue                   $  18,790,649     $  41,532,923

Depreciation and amortization                    94,850           636,394

Operating segment contribution
  prior to interest expense, income
  taxes and  unallocated corporate
  expenses                                     (259,016)        2,710,492

Identifiable segment assets                   3,661,687        13,378,962

Capital expenditures for long lived
assets                                           11,779           295,447


                                                      1996
                                             WHOLESALE           TOTAL
Sales and other revenue                   $  18,200,251     $  42,599,365

Depreciation and amortization                    92,969           575,787

Operating segment contribution
  prior to interest expense, income
  taxes and  unallocated corporate
  expenses                                     (588,877)        2,264,114

Identifiable segment assets                   5,092,950        15,077,660

Capital expenditures for long lived
assets                                           62,396           236,137


MOTO PHOTO, INC. AND SUBSIDIARIES
[CAPTION]

REVENUE                     1998                  1997                  1996
Total sales and other
  revenue for
  reportable segments    $36,674,620           $41,532,923          $42,599,365
Interest income              413,087               364,420              214,614
Gain on sale of stores             -                    -                78,051
Other income                 112,000                    -               395,536

Total consolidated
 revenues                $37,199,707           $41,897,343          $43,287,566



                                     SEGMENT                 CONSOLIDATED
OTHER SIGNIFICANT ITEMS               TOTAL     CORPORATE        TOTAL

                                                   1998
Depreciation and
 amortization                        $780,784  $   234,827   $ 1,015,611
Operating segment
 contribution prior to
 interest expense,
 income taxes and
 unallocated corporate
 expenses for segment
 totals reconciled to
 income before taxes                1,411,622     (81,369)     1,330,253
Identifiable segment
 assets                             14,626,968   7,306,825    21,933,793
Capital expenditures
 for long lived assets               1,145,547     222,769     1,368,316

                                                    1997
Depreciation and
 amortization                       $  636,394 $   211,115   $   847,509
Operating segment
 contribution prior to
 interest expense,
 income taxes and
 unallocated corporate
 expenses for segment
 totals reconciled to
 income before taxes                 2,710,492   (206,957)     2,503,535
Identifiable segment                13,378,962   7,659,153    21,038,115
 assets
Capital expenditures
 for long lived assets                 295,447     182,066       477,513

                                                    1996
Depreciation and
 amortization                       $  575,787 $   181,886   $   757,673
Operating segment
 contribution prior to
 interest expense,
 income taxes and
 unallocated corporate
 expenses for segment
 totals reconciled to
 income before taxes                 2,264,114   (340,241)     1,923,873
Identifiable segment                15,077,660  5,407,552     20,485,212
 assets
Capital expenditures
 for long lived assets                 236,137     54,651        290,788


MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
[CAPTION]

                   BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
    YEAR ENDED      BEGINNING    COSTS AND      OTHER                  AT END OF
DECEMBER 31, 1998   OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD

Reserves and
 Allowances
 deducted from
 Accounts and
 Notes Receivable  $ 2,608,000 $   449,000  $   205,000  $770,000(1)  $2,492,000

Allowance for Cash
 Discounts              45,000                    1,000                   46,000

Allowance for
 Inventory
 Obsolescence          115,000      94,000                 59,000(2)     150,000


Total              $ 2,768,000 $   543,000  $   206,000  $829,000     $2,688,000


(1) Uncollectible accounts written-off
(2) Disposal of Inventory



MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
[CAPTION]

                   BALANCE AT   CHARGED TO                             BALANCE AT
    YEAR ENDED      BEGINNING    COSTS AND   CHARGEDRTO                  END OF
DECEMBER 31, 1997   OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD

Reserves and
 Allowances
 deducted from
 Accounts and
 Notes Receivable  $ 2,211,000  $ 809,000  $   226,000  $638,000(1)  $ 2,608,000

Allowance for Cash
 Discounts              61,000        -0-                 16,000          45,000

Allowance for
 Inventory
 Obsolescence          126,000    99,000                110,000(2)       115,000


Total              $ 2,398,000 $ 908,000  $   226,000  $764,000      $ 2,768,000


(1) Uncollectible accounts written-off
(2) Disposal of Inventory


MOTO PHOTO, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
[CAPTION]

                   BALANCE AT   CHARGED TO                              BALANCE
    YEAR ENDED      BEGINNING    COSTS AND   CHARGED TO                AT END OF
DECEMBER 31, 1996   OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD

Reserves and
 Allowances
 deducted from
 Accounts and
 Notes Receivable  $1,354,000 $1,244,000   $   359,000  $746,000(1)  $2,211,000

Allowance for Cash
 Discounts             73,000    (12,000)                                61,000

Allowance for
 Inventory
 Obsolescence          70,000     93,000                  37,000(2)     126,000


Total              $1,497,000 $1,325,000   $   359,000  $783,000     $2,398,000


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


NUMBER      DESCRIPTION

    3.1     Certificate of Incorporation, as amended
            (Incorporated by Reference to Exhibit 3.1 to
            Form 10-K dated March 29, 1995)

    3.2     Bylaws, as amended (Incorporated by
            Reference to Exhibit 3.2 to Form 10-K dated
            May 5, 1989)

    4.1     Certificate of Designation of Series G
            Preferred Stock (Incorporated by Reference to
            Exhibit 4.2 to Form 10-K dated March 29, 1995)

    4.2     Securities Purchase Agreement dated
            September 9, 1992 by and between Moto Photo, Inc.
            and Fuji Photo film U.S.A., Inc., with Exhibits
            (Incorporated by Reference to Exhibit 28.1 to Form 8-K dated September 9, 1992)

 *10.1 1992 Moto Photo Performance and Equity Incentive Plan and Amendment No. 1 to the Plan, as amended through April 11, 1995 (Incorporated by Reference to Exhibit 4.1 to Registration Statement Number 033-59673 on Form S-8 dated May 30, 1995)

 *10.2 Amendment No. 2 to the 1992 Moto Photo Performance and Equity Incentive Plan (Incorporated by Reference to
            Exhibit 10.2 to Form 10-Q dated May 14, 1998)

  10.3      Management Agreement dated April 15, 1983, between
            Foto Fair International, Inc. and National Photo Labs II, Inc. (Incorporated by Reference to Exhibit 10.20 to Form S-1 Registration Statement, Registration No. 2-99676)

   10.4 Loan and Security Agreement dated as of February 19, 1997, between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 9, 1997)



NUMBER    DESCRIPTION

   10.5 First Amendment to Loan and Security Agreement, dated as of May 1, 1998, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to
            Exhibit 10.3 to Form 10-Q dated May 14, 1998)

   10.6 Amended Supply Agreement dated as of January 11, 1995 between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated March 29, 1995)

   10.7     Amendment No. 1 to Warrant Certificate held by Fuji Photo
            Film U.S.A., Inc.   (Incorporated by Reference to Exhibit 10.13
            to Form 10-K dated March 29, 1995)

   10.8     Project Agreement dated as of February 6, 1998 between
            Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc.
            (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 30, 1998)

   10.9 Master Lease Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., Moto Photo, Inc., and The Provident Bank (Incorporated by Reference to Exhibit 10.8 to Form 10-K dated March 30, 1998)

   10.10 Lease dated as of August 27, 1990 between Moto Photo, Inc. and Sycamore Partnership (Incorporated by Reference to
            Exhibit 10.18 to Form 10-K dated March 29, 1991)

   10.11 Master License Agreement dated as of December 31, 1998 between Moto Photo, Inc. and Canadian Industrial Services, Ltd.

  *10.12 Employment Agreement effective April 1, 1997 with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated
            May 9, 1997)

  *10.13 Amendment to Employment Agreement, dated as of April 1, 1997, with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 7, 1997)

  *10.14 Employment Agreement dated June 1, 1996 with David A. Mason (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated August 6, 1996)

  *10.15 Amendment to Employment Agreement, dated as of December 23, 1997, with David A. Mason (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 30, 1998)

  *10.16 Employment Agreement dated June 1, 1996 with Frank M. Montano (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 6, 1996)

  *10.17 Amendment to Employment Agreement, dated as of December 23, 1997, with Frank M. Montano (Incorporated by Reference to Exhibit 10.15 to Form 10-K dated March 30, 1998)

  *10.18    Employment Agreement dated as of January 1, 1999 with
            Lloyd F. Noland

   11.0 Statement Re: Computation of Per Share Amounts (Included with the financial statements and supplementary data filed after the signature page of this report)

   22.0 List of subsidiaries of the Company (Incorporated by Reference to Exhibit 22 to Form 10-K dated March 27, 1996)

   23.0     Consents of Ernst & Young, LLP

   27.0     Financial Data Schedule