Form 10-Q/A
period 1998-09-30
MOTO PHOTO INC
filed 1999-04-02
CIK 704508

FORM 10-Q-A
                                  AMENDMENT 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended:  September 30, 1998

                                       OR

   { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________


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




This form 10-Q-A, Amendment No. 1, is being filed to incorporate Part II, Item
2. Changes in Securities and Use of Proceeds, additional disclosures related to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and the Year 2000.



                        MOTO PHOTO, INC AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  "UNAUDITED"


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

6.Effective December 31, 1998 the Company will be required to implement the provision of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The implementation of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

YEAR 2000

The year 2000 issue, or Y2K, refers to computer programs or computer embedded chips which use two digits rather than four digits to define the applicable year. Any of the Company's computer software, hardware or other equipment having date sensitive software or embedded chips could recognize a "00" date as year 1900 rather than year 2000. If this happened, it could result in miscalculations or system failures which could be disruptive to normal business activities. The Company has a plan to prepare its systems for the Y2K issue. This plan includes obtaining reasonable assurance that its critical business partners are also prepared.

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

The foregoing paragraphs may contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from the forward looking statements. A description of such risks and uncertainties, as well as other factors which could affect the Company's business, are set forth in the Management's Discussion and Analysis portion of the Company's Form 10-K dated March 30, 1998. The Company assumes no obligation to update any forward looking statements.

PART II.  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.

     During the quarter ended September 30, 1998 and prior quarters through the quarter ending December 31, 1996, the Company issued unregistered securities, as follows:

 DATE OF       TITLES OF         AMOUNT OF                  TERMS OF CONVERSION
  SALE        SECURITIES        SECURITIES    CONSIDERATION      EXERCISE
08/24/98  Voting Common       12,500 Shares   $12,500(1)            N/A
          Stock, par value
          $.01 per share
          ("Common Stock")

05/15/98  Common Stock        6,700 shares           (2)            N/A

02/13/98  Common Stock        3,000 shares           (2)            N/A

11/17/97  Common Stock        5,600 shares           (2)            N/A

09/16/97  Option to Purchase  Option to              (3)            (4)
          Common Stock        Purchase
                              50,000 shares

08/15/97  Common Stock        3,800 shares           (2)            N/A

05/15/97  Common Stock        3,600 shares           (2)            N/A

02/17/97  Common Stock        4,000 shares           (2)            N/A


(1)  These shares were sold to an officer of the Company, Lloyd F. Noland.

(2) These shares were issued to outside directors of the Company electing to take their directors' fees in the form of stock. The number of shares issued is calculated following a formula based on monthly fees and attendance at meetings.

(3) This option was issued to Tangram Corporation as compensation for professional services.

(4) The option will be exercisable as to 20,000 shares on August 15, 1999, as to an addition 10,000 shares as of August 15, 2000, and as of August 15, 2001, as to any shares not previously acquired. The exercise price is $1.9375 per share. The option expires on September 15, 2002.

All of the foregoing transactions were done in reliance on the exemption available in Section 4(2) of the Securities Act of 1933, as amended. The shares or options were issued to a small number of acquirors, each of whom is sophisticated and all of whom were either an officer or director of the Company or had a relationship with the Company. Each of the acquirors signed a letter stating that the acquiror was holding the shares for investment and not with a view toward distribution.



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



Date:  April 2, 1999


