Form 10-Q
period 1999-03-31
MOTO PHOTO INC
filed 1999-05-12
CIK 704508

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended:    March 31, 1999

                                       OR

   { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from______________ to ________________


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

                               Yes______ No______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                              As of May 12, 1999:
              7,843,173 - Voting Common,   0 - Non - Voting Common





                                     INDEX

                       MOTO PHOTO, INC. AND SUBSIDIARIES


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets . March 31, 1999 and December 31, 1998

          Consolidated statements of operations - Three months ended March 31, 1999 and 1998

          Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998

          Notes to consolidated financial statements - March 31, 1999

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

Signatures



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                       MARCH      DECEMBER
                                       1999         1998

Assets
Current assets:
Cash                               $ 1,648,448  $ 2,918,396
Accounts receivable, less
  allowances of $1,103,000 in
  1999 and $1,092,000 in 1998        3,146,212    4,188,807
Notes receivable, less allowances
  of $172,000 in 1999 and
  in 1998                              437,669      437,669
Inventory                            2,544,965    2,457,950
Deferred tax assets                  1,213,000    1,213,000
Prepaid expenses                       143,871      116,081

Total current assets                 9,134,165   11,331,903

Property and equipment               3,863,269    3,712,064

Other assets:
Notes receivable, less allowances
  of $1,300,000 in 1999 and
  $1,228,000 in 1998                 1,880,424    1,897,755
Cost of franchises and contracts
  acquired                             146,435      155,688
Goodwill                             3,695,910    3,728,816
Deferred tax assets                     57,000       57,000
Other assets                         1,041,917    1,050,567

Total assets                       $19,819,120  $21,933,793


See accompanying notes.


MOTO PHOTO, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS, CONTINUED
(UNAUDITED)

                                                 MARCH 31,   DECEMBER 31,
                                                    1999         1998

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                $  3,185,351 $  4,251,043
Accrued payroll and benefits                         489,050      560,901
Accrued expenses                                     890,422    1,192,968
Current portion of long-term obligations           1,562,000    1,534,000
Other                                                244,559      310,540

Total current liabilities                          6,371,382    7,849,452


Long-term obligations                              8,781,041    9,064,001
Deferred revenue                                      99,434       99,434

Total liabilities                                 15,251,857   17,012,887

Stockholders' equity
Preferred stock $.01 par value:
  Authorized shares _ 2,000,000:
  Series G cumulative nonvoting preferred shares,
  1,000,000 shares issued and outstanding with
  preferences aggregating $10,000,000                 10,000       10,000
Common shares $.01 par  value:
  Authorized shares _ 30,000,000
  Issued and outstanding shares _ 7,843,173 in
  1999 and 7,833,573 in 1998                          78,432       78,336
Paid in capital                                    6,311,525    6,404,734
(Deficit) retained earnings subsequent to
  June 30, 1991                                  (1,832,694)  (1,572,164)

Total stockholders' equity                         4,567,263    4,920,906

Total liabilities and stockholders' equity      $ 19,819,120 $ 21,933,793


See accompanying notes.



MOTO PHOTO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                          THREE MONTHS  THREE MONTHS
                                              ENDED         ENDED
                                            MARCH 31,     MARCH 31,
                                              1999          1998

Revenue
Sales and other revenue                   $   6,974,933 $   6,884,974
Interest income                                  79,534        94,467
Other income                                      4,325       112,000

                                              7,058,792     7,091,441

Expenses
Company store cost of sales and operating
 expenses                                     5,294,733     5,442,633
Selling, general, and administrative          1,354,493     1,349,866
costs
Advertising                                     279,042       257,684
Depreciation and amortization                   281,207       210,760
Interest expense                                107,524        97,740

                                              7,316,999     7,358,683


(Loss) before income taxes                    (258,207)     (267,242)
Income tax benefit                               65,000        67,000

Net (loss)                                    (193,207)     (200,242)


Preferred stock dividend requirements          (67,324)      (69,344)


Net (loss) applicable to common stock     $   (260,531) $   (269,586)


Net (loss) per common share               $      (0.03) $      (0.03)


Weighted average shares outstanding -
  Basic                                       7,838,298     7,804,540

Weighted average shares outstanding -
  Diluted                                     7,838,298     7,804,540


See accompanying notes.



MOTO PHOTO INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED
                                               MARCH 31, 1999   MARCH 31, 1998

Operating Activities
Net (loss)                                       $   (193,207)    $   (200,242)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          281,207          210,760
Provision for losses on inventory and
receivables                                            105,693          154,145
Loss on disposition of assets                                -           65,672
Write off of assets due to store closings                    -           32,258
Issuance of stock for directors fees                    14,563            7,470
Increase (decrease) resulting from changes in:
Accounts receivable                                    889,817          767,943
Inventory and prepaid expenses                       (121,948)        (587,058)
Other assets                                             2,400         (10,563)
Accounts payable and accrued expenses              (1,440,089)      (1,524,493)
Deferred revenues and other liabilities               (65,981)          (6,278)

Net cash used in operating activities                (527,545)      (1,090,386)


Investing Activities
Purchases of equipment and leaseholds                (384,002)         (66,753)
Payments received on notes receivable                   71,559          173,306
Net cash (used in) provided by investing
  activities                                         (312,443)          106,553

Financing Activities
Principal payments on revolving line of
  credit, long-term debt and capital
  lease obligations                                  (254,960)        (270,665)
Payments of preferred dividends                      (175,000)        (150,000)
Net cash used in financing activities                (429,960)        (420,665)


Decrease in cash                                   (1,269,948)      (1,404,498)
Cash at beginning of period                          2,918,396        3,139,252
Cash at end of period                            $   1,648,448    $   1,734,754

See accompanying notes.




                       MOTO PHOTO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  "UNAUDITED"


A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of

Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. April 3 vs. March 31 for the first quarter 1999), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

The balance sheet at March 31, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in Moto Photo, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

B.   RECLASSIFICATION

Certain amounts from the prior period have been reclassified to conform to the current period presentation.


C.   SEGMENT INFORMATION

                                    THREE MONTHS ENDED MARCH 31, 1999

                                                 ROYALTIES
                                       COMPANY      AND
                         DEVELOPMENT   STORES   ADVERTISING WHOLESALE    TOTAL


Sales and other revenue  $   88,420  $2,670,298 $1,034,039 $3,182,176 $6,974,933

Depreciation and
amortization                    979     203,742      3,226      2,306    210,253

Operating segment
 contribution
 prior to interest
 expense, income taxes
 and unallocated
 corporate expenses        (118,685)   (530,048)    679,539  (264,471)  (233,665)

Identifiable segment
 assets                      92,105   8,696,618  1,238,612  3,725,830 13,753,165

Capital expenditures for
 long lived assets               -      340,111          -        878    340,989


                                    THREE MONTHS ENDED MARCH 31, 1998

                                                 ROYALTIES
                                       COMPANY      AND
                         DEVELOPMENT   STORES   ADVERTISING WHOLESALE    TOTAL



Sales and other revenue  $    22,250 $2,735,581 $1,033,257 $3,093,886 $6,884,974

Depreciation and
 amortization                    883    132,342      3,122     19,339    155,686

Operating segment
 contribution
 prior to interest
 expense, income taxes
 and unallocated
 corporate expenses         (141,762)  (536,303)    682,741  (296,167)  (291,491)

Identifiable segment
 assets                       27,511  8,127,227  1,231,124  3,378,484 12,764,346

Capital expenditures for
long lived assets                  -     46,624      2,635          -     49,259


                              THREE MONTHS ENDED MARCH 31,


REVENUE                            1999           1998

Total sales and other revenue
  for reportable segments         $6,974,933     $6,884,974
Interest income                       79,534         94,467

Other>income                           4,325        112,000

Total consolidated revenues       $7,058,792     $7,091,441



C.   SEGMENT INFORMATION (CONTINUED)

                                           SEGMENT              CONSOLIDATED
OTHER SIGNIFICANT ITEMS                     TOTAL    CORPORATE      TOTAL

    THREE MONTHS ENDED MARCH 31, 1999
Depreciation and amortization            $   210,253 $   70,954  $   281,207
Operating segment contribution prior
 to interest expense, income taxes
 and unallocated corporate expenses
 for segment totals reconciled
 to loss before taxes                      (233,665)   (24,542)    (258,207)
Identifiable segment assets               13,753,165  6,065,955   19,819,120
Capital expenditures for long lived
 assets                                      340,989     43,013      384,002


    THREE MONTHS ENDED MARCH 31, 1998
Depreciation and amortization            $   155,686 $   55,074  $   210,760
Operating segment contribution prior to
 interest expense, income taxes and
 unallocated corporate expenses for
 segment totals reconciled to loss
 before taxes                              (291,491)     24,249    (267,242)
Identifiable segment assets               12,764,346   9,169,447  21,933,793

Capital expenditures for long lived
 assets                                       49,259      17,494      66,753


D.   EARNINGS PER SHARE DATA

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated.

                                           THREE MONTHS   THREE MONTHS
                                              ENDED          ENDED
                                          MARCH 31, 1999 MARCH 31, 1998

Net loss applicable to common shares      $    (260,531) $    (269,586)


Reconciliation of shares:
Weighted average common share outstanding      7,838,298      7,804,540
Effect of dilutive stock options and
 other common stock equivalent                         -              -

Weighted average common shares assuming
 dilution                                      7,838,298      7,804,540


Basic earnings per share                  $       (0.03) $       (0.03)



Diluted earnings per share                $       (0.03) $       (0.03)



In the first quarter 1999, $175,000 of dividends were paid on the Series G preferred shares. Of this amount $107,676 was for previously reported and accreted dividends.

ITEM 2.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FIRST QUARTER 1999 VS FIRST QUARTER 1998

The Company reported a net loss of $260,531 or a loss per common share, basic and diluted, of $.03 for the first quarter 1999 compared to a net loss of $269,586, or a loss per common share, basic and diluted, of $.03 for the first quarter 1998. Per share calculations are made after provision for Series G preferred dividend requirements. Due to the Company's common share price of approximately $1.24, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue increased $66,000, or 297%, in 1999 compared to 1998 due primarily to two store openings in 1999 compared to zero in 1998.

Depreciation and amortization expenses increased by $70,000, or 33%, in 1999 compared to 1998 primarily as a result of depreciation on additions to property and equipment in Company stores.

Interest expense increased  $10,000, or  10%, in 1999  compared to  1998 due  to
increased  borrowings  to  support  Company  store  asset  additions   expansion

discussed above. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased in 1999 due to a decrease in notes receivable and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities decreased by $563,000 in 1999 compared to 1998 largely due to $465,000 decrease in inventory and prepaids.

In 1999 net cash utilized by investing activities was $312,000 as compared to net cash provided by investing activities of $107,000 in 1998. Increased purchases of property and equipment in 1999 accounted for about approximately $300,000 of the change.

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

The Company is still in the process of gathering information about the Y2K compliance status of key third party suppliers. The Company has received written notification from most of its key suppliers that they plan to be Y2K compliant by October 1, 1999. The Company has been informed by its primary bank that it believes it is Y2K compliant. The Company will be requesting certification by June 1, 1999 from depository banks. If the review and evaluation of responses indicate lack of Y2K compliance by September 30, 1999, the Company will change its depository banking relationships as required.

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

By May 30, 1999, the Company intends to further notify its franchisees of the steps they should take to ensure that there are no disruptions to their operations as a result of the Y2K issue. The Company cannot guarantee that each franchisee will follow through on the necessary steps, and accordingly, some short-term interruptions could occur in certain franchise stores. The Company does not believe that this disruption will have a material impact on the Company's results of operations, financial condition or cash flows. The Company will develop contingency plans to assist franchisees if any significant disruption risks are identified.

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

MARKET RISK

There have been no significant changes in market risk since December 31, 1998.

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks, and uncertainties incident to the Company's business, including, without limitation, competition in the photo processing industry, possible development of new technology affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of the franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward looking statements. The Company assumes no obligation to update any forward looking statements.


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

Item 6.   Exhibits and Reports on Form 8-K.

(a)Exhibits:  See Exhibit Index immediately preceding exhibits.

(b)Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MOTO PHOTO, INC.



By  /s/ David A. Mason
      David A. Mason
      Executive Vice President,
      Treasurer, and Chief
      Financial Officer


Date:     May 12, 1999









                                  EXHIBITS TO

                                   FORM 10-Q

                             for the quarter ended

                                 March 31, 1999

Copies of the following documents are filed as exhibits to this report:



No.       Description

*10.1     Employment Agreement, dated as of January 1, 1999, with Lloyd F.
          Noland

*10.2     Bonus Plan for Executive Officers

 27.0     Financial Data Schedule




* Indicates compensatory plan