Form 10-K/A
period 1998-12-31
MOTO PHOTO INC
filed 1999-06-17
CIK 704508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                Amendment No. 1

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:    December 31, 1998

                                       OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from  ______  to  ______


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

                              Yes  _____  No _____




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



     The Company is filing the following information required by Part III of Form 10-K in order to file information inadvertently omitted from the EDGAR filing of the Company's proxy statement for its 1999 Annual Meeting of Shareholders, portions of which were incorporated by reference into the Company's Form 10-K. Such inadvertently-omitted information was included in the Company's proxy statement mailed to shareholders.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

     Michael F. Adler. Age 62. Mr. Adler was elected Chief Executive Officer of the Company in June, 1985, and its Chairman in October, 1990. From February, 1984 through December, 1996 he served as the Company's President. He was elected a director of the Company on June 29, 1983. Mr. Adler has also been President, Chief Executive Officer and a director of Progressive Industries Corporation ("Progressive") since 1968, positions he still holds. He is a member of the Board of Directors and Chairman of the Venture Capital and Strategic Planning Committee of the City-Wide Development Corporation, Dayton, Ohio, The National Center for Industrial Competitiveness, The Advisory Board of Alpha Capital. Mr. Adler chairs the 20/20 Economic Development Committee for the City of Dayton, Ohio. Mr. Adler has previously been a member of the Board of Trustees of the Photo Marketing Association, the Ohio Building Authority, and the State Governance Board-Jobs for Ohio Graduates, a member of the executive committee and past Chairman of the Board of Trustees-Jobs for Dayton Graduates, as well as chairman of the nominating council of the Public Utilities Commission of Ohio and of the City-Wide Development Corporation, Dayton, Ohio.

     Frank W. Benson. Age 71. Mr. Benson became a director of the Company in February, 1989. Since June, 1988, Mr. Benson has been Director of Finance and Administration, and, since October, 1989, Treasurer of the Center for Policy Negotiation, Inc. in Boston, Massachusetts. He served as an independent consultant to small businesses from May, 1987 through May, 1988. From February, 1983 through April, 1987, Mr. Benson was President, Treasurer, and a director (through January, 1987) of Bailey's of Boston, Inc., a manufacturer and retailer of ice cream and candies in Massachusetts.

     D. Lee Carpenter. Age 50. Mr. Carpenter became a director in December, 1997. Since 1978, Mr. Carpenter has been Chairman and Chief Executive Officer of Design Forum in Dayton, Ohio, a firm providing strategic design services to businesses. Mr. Carpenter is a member of the Board of Directors of the Association of Professional Design Firms and a member of the American Institute of Graphic Arts, the International Mass Retailers Association and the National Retail Federation.

     Leslie Charm. Age 55. Mr. Charm became a director in October, 1990. Since August 1990 Mr. Charm has also been partner of Restoration Associates, an entrepreneurial advisory firm in Babson Park, Massachusetts. Mr. Charm is a former director of the International Franchise Association. Mr. Charm is a former director of the International Franchise Association. In addition, since 1989 Mr. Charm has been an adjunct professor of entrepreneurial finance at Babson College in Wellesley, Massachusetts. He is also a director of several privately-held companies and of New Generation Foods, Inc., in Scarsdale, New York, a publicly-held company providing credit information via the Internet.

     Dexter B. Dawes. Age 62. Mr. Dawes became a director of the Company in December, 1989. Mr. Dawes is the founder, a director, and chief financial officer of Puffin Designs, Inc., a software company based in Sausalito, California. From 1975 to 1998, Mr. Dawes was Chairman of the New York and San Francisco-based investment banking firm of Bangert, Dawes, Reade, Davis & Thom Incorporated. In addition, between September, 1989, and December, 1996, Mr. Dawes was President of John Hancock Capital Growth Management, Inc.

     Harry D. Loyle. Age 45. Mr. Loyle became a director of the Company in July, 1993. Since July, 1985, Mr. Loyle's principal occupation has been as President of ProMoto Management Corporation, an area developer for the Company. He also serves as Secretary/Treasurer and is a shareholder and director of the following MotoPhoto franchisees: Corral Photographic Corporation in Northfield, New Jersey, Post Imaging Corporation in Huntingdon Valley, Pennsylvania, and The Positive Negative, Inc. in Bala Cynwyd, Pennsylvania. Mr. Loyle serves as director and/or officer or partner of a number privately held businesses in New Jersey and Pennsylvania. From 1976 to 1985, he was President and General Manager of Charlex, Inc., a company that owned and operated retail photographic stores. In January 1995, Mr. Loyle was elected to the Franchisee Advisory Council of the International Franchise Association and was elected the Council's Second Vice Chairman in June 1999.

      David A. Mason. Age 58. Mr. Mason was elected Treasurer and a director of the Company in June, 1983 and Executive Vice President - Finance and Chief Financial Officer in December, 1983. Mr. Mason has also been Senior Vice President and Treasurer of Progressive since 1975 and a director of Progressive since 1976, positions he still holds. He is a former member of the Board of Directors of the Dayton chapter of the Financial Executives' Institute and of the Executive Board of Advisors of the International Minilab Association, Inc. Mr. Mason is also President of National Photo Labs II, Inc., a franchise owner with one MotoPhotosm store in Dayton, Ohio.

      James F. Robeson, Ph.D. Age 62. Dr. Robeson became a director in June, 1998. Between December, 1997 and July 10, 1998, he was acting Chief Executive Officer and President of ROBERDS, Inc., a chain of electronics, appliance, and furniture stores based in West Carrollton, Ohio. Dr. Robeson has also been a director of ROBERDS since November, 1993. From July, 1996 through December, 1997, Dr. Robeson was Interim Director, Miami University Art Museum, Oxford, Ohio. He was Herbert E. Markley Visiting Scholar in Business, Miami University, Oxford, Ohio, from August, 1995 through May, 1997. From July, 1993 to the present, Dr. Robeson has served as an independent consultant to distribution companies and as an independent consultant on marketing, logistics, and general business matters, including services rendered through the firm of PricewaterhouseCoopers.

EXECUTIVE OFFICERS

     In addition to Messrs. Adler and Mason, who are listed elsewhere herein under the heading "Information Concerning Directors," the following individuals also serve as executive officers of the Company.

     Frank M. Montano. Age 47. Mr. Montano was appointed President and Chief Operating Officer in January, 1997. From September, 1992 to January, 1997, Mr. Montano served as Executive Vice President and Chief Operating Officer. From June, 1990 to September, 1992, he served with Sbarro, Inc., first as Vice President of Licensing (June, 1990 to May, 1991) and then as Senior Vice President (May, 1991 to September, 1992). From April, 1989 to June, 1990, Mr. Montano was associated with Diet Center, Inc., as Vice President of Operations (April, 1989 to October, 1989) and as Senior Vice President (October, 1989 to June, 1990). From August, 1986 to April, 1989, Mr. Montano was Vice President of Franchising for Marriott Corporation.

     Leonard S. Swartz. Age 66. Mr. Swartz has been Senior Vice President for Franchise Operations since January 1990. From July, 1989 to January, 1990, Mr. Swartz was Senior Vice President for Operations. Between February, 1984 and July, 1989, Mr. Swartz was Executive Vice President for Operations of the Company.

     Paul Pieschel. Age 59. Mr. Pieschel was appointed Senior Vice President of Franchise Sales in February, 1997. From March, 1985 to February, 1997, Mr. Pieschel was Vice President of Franchise Sales. Since 1984, Mr. Pieschel has also served as the Company's Vice President of Human Resources.

      Lloyd F. ("Rick") Noland. Age 53. Mr. Noland was appointed Senior Vice President of Marketing in August, 1998. From December, 1995 through October, 1997, Mr. Noland served as President of Whitmire Micro-Gen, a manufacturer of chemicals and equipment for professional pest control, horticultural, and animal health industries in St. Louis, Missouri, and a wholly-owned subsidiary of S.C. Johnson & Son,. From 1993 through November, 1995, Mr. Noland was Director, Global Business Development, for S.C. Johnson & Son, a company marketing consumer and institutional cleaning, fragrance, insecticide, and storage products, in Racine, Wisconsin.

     There is no formal arrangement among the directors or shareholders to nominate any person for election to the Board of Directors. No family relationships exist between or among directors or officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. The Company is required to disclose delinquent filings of reports by such persons. Based on a review of the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, the Company believes that no person who at any time during 1998 was director, executive officer, or beneficial owner of more than ten percent of any class of the equity securities of the Company failed to file reports as required by Section 16(a) of the Securities Exchange Act of 1934, except as described below.

     Through inadvertence, Dexter B. Dawes filed one late report as to one transaction; the report was filed as soon as the failure to file was discovered.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF OUTSIDE DIRECTORS

     The Company pays certain compensation to its outside directors for their services to the Company. Directors who are also employees of the Company receive no additional remuneration for serving as directors.

     During 1998, outside directors were entitled to receive monthly fees of $400, as well as a fee of $750 per Board of Directors meeting attended in person, $225 per committee meeting attended in person, and $150 per meeting attended via telephone conference call. The Board of Directors has also approved a plan to compensate outside directors who choose to participate in the plan with shares of Common Stock instead of cash payments. During 1998, each director who participated in the plan received 200 shares of Common Stock per month, 300 shares per Board meeting attended in person, 100 shares per meeting attended via telephone conference call. For 1999, cash compensation for outside directors will not change, but directors choosing to receive shares of Common Stock in lieu of cash payments will receive shares having a value, based on the average closing sale prices of the Common Stock during December 1998 ($1.27), equal to 150% of the cash compensation that the director would otherwise have been entitled to receive. Messrs. Benson, Carpenter, Dawes, and Loyle elected to receive Common Stock as compensation during 1998. Messrs. Benson, Carpenter, Dawes, Loyle, and Robeson have elected to receive Common Stock as compensation during 1999.

     In addition, Mr. Charm, who acts as a consultant to the Company, was paid fees of $6,000 for his services in that capacity during 1998.

EXECUTIVE COMPENSATION

     The following table provides information with respect to compensation received for the preceding three fiscal years by the Company's chief executive officer and the four other most highly compensated executive officers of the Company. These individuals are referred to herein as the "named executive officers."


                                                            LONG TERM
                          ANNUAL COMPENSATION               COMPENSATI
                                                                ON

                                                  OTHER
                                                  ANNUAL    SECURITIES ALL OTHER
NAME AND PRINCIPAL    FISCAL                      COMPEN-   UNDERLYING  COMPEN-
POSITION              YEAR   SALARY    BONUS      SATION(1) OPTIONS(#) SATION(2)
Michael F. Adler      1998   $189,634         -     $23,544     38,760   $ 5,900
  Chairman and Chief  1997    160,125    $68,627     26,975          -    10,001
  Executive Officer   1996    156,000     85,000     21,924    190,000    14,048


Frank M. Montano      1998   $162,604         -     $ 3,895     37,464   $13,044
  President and Chief 1997    154,725    $52,591                     -
  Operating  Officer  1996                51,000               200,000

David A. Mason        1998   $123,223         -     $ 3,895     28,416   $15,212
  Executive Vice      1997    117,400    $42,073      3,246          -     5,949
  President, Chief    1996    114,400     50,000      3,246     55,000     7,493
  Financial Officer
  and Treasurer

Leonard S. Swartz     1998   $108,332      -        $ 2,776     25,229   $ 2,523
  Senior Vice         1997    150,800  $ 8,088        2,776          -     7,058
  President -         1996    100,384   15,839        2,776          -    12,959
  Franchise
  Operations

Paul Pieschel         1998   $ 89,234  $23,492(3)   $ 3,895     20,808   $ 2,496
  Senior Vice         1997     86,725   31,395        3,246          -     4,944
  President -         1996     80,500   33,685        3,246          -     7,423
  Franchise Sales


(1)The primary component of "Other Annual Compensation" for Mr. Adler is a car allowance. In 1998, 1997, and 1996, the car allowances were $14,225, $14,123, and $12,032, respectively.

(2)"All Other Compensation" in 1998 for Mr. Adler consists of (i) $2,700 of insurance premiums paid by the Company with respect to a $500,000 term life insurance policy covering Mr. Adler that is maintained by the Company for Mr. Adler's benefit pursuant to his employment agreement and (ii) $3,200 consisting of the Company's contributions for Mr. Adler to the Company's defined contribution retirement plan. "All Other Compensation" in 1998 for Mr. Montano consists of $1,171 equivalent to interest at 9% that would have accrued during such period on transition loans made by the Company to Mr. Montano during 1992 and 1993 in connection with his employment by the Company with respect to which no interest is charged, $8,673 representing indebtedness under such loans forgiven by the Company during 1998, and $3,200 representing the Company's contribution for Mr. Montano to the Company's defined contribution retirement plan. "All Other Compensation" in 1998 for Messrs. Mason, Swartz, and Pieschel consists of the Company's contributions for them to the Company's defined contribution retirement plan.

(3)Bonus to Mr. Pieschel for 1998, 1997, and 1996 includes commissions, paid to Mr. Pieschel in connection with the sale of franchises, of $23,492, $29,395, and $20,993, respectively.

OPTION GRANTS DURING 1998

     The following table provides information concerning the grant of stock options during the year ended December 31, 1998 to each of the named executive officers.


                                                               POTENTIAL



                                                           REALIZED VALUE AT
                                                             ASSUMED ANNUAL
                            INDIVIDUAL GRANTS                RATES OF STOCK
                                                           PRICE APPRECIATION
                                                           FOR OPTION TERM(2)

                            % OF
                 NUMBER OF  TOTAL
                 SECURITIES OPTIONS
                 UNDERLYING GRANTED
                 OPTIONS    TO        EXERCISE
                 GRANTED    EMPLOYEES PRICE     EXPIRATION
NAME             (1)        IN 1998   PER SHARE DATE      5%        10%
Michael F. Adler  19,380    5.1%      $2.75     03/1/2003  $15,000  $33,179
                  19,380    5.1%        2.75    1/29/2008   33,508   84,923
Frank M. Montano  18,732    4.9%        2.50    03/1/2003   13,169   29,166
                  18,732    4.9%        2.50    1/29/2008   29,447   74,628
                  14,208    3.7%        2.50    03/1/2003    9,988   22,122
David A. Mason    14,208    3.7%        2.50    1/29/2008   22,335   56,605
Leonard S.        12,614    3.3%        2.50    3/01/2003    8,868   19,640
  Swartz          12,615    3.3%        2.50    1/29/2008   19,831   50,258
Paul Pieschel     10,404    2.7%        2.50    3/01/2003    7,314   16,199
                  10,404    2.7%        2.50    1/29/2008   16,355   41,450
___________________________


(1)All of the options shown were granted under the Company's Stock Ownership Plan under the 1992 Performance and Equity Incentive Plan. For each named executive officer, the first option listed is exercisable in 20% increments per year on each successive anniversary date of the grant; the second option is exercisable in 20% increments per year on each successive anniversary date of the grant, provided that, in such year, the Company achieves certain growth in earnings per share over the Company's earnings per share in 1997. To the extent the second option has not previously become exercisable based on growth in earnings per share, the option becomes fully exercisable on October 30, 2007. Each officer is required to own and retain shares of the Company's Common Stock to participate in the Stock Ownership Plan, and the number of shares underlying option grants under the program is calculated using a formula based, in part, on the number of shares owned; generally resulting in grants of options to purchase four shares for each one share owned.

(2) The Potential Realizable Values upon exercise of stock options are equal to the product of the number of shares underlying the options and the difference between (i) the respective hypothetical stock prices on the date of option exercise and (ii) the exercise price per share of the options. The hypothetical stock prices are equal to the price per share of the Common Stock as of the date of the option grant compounded annually at the rates of 5% and 10%, respectively, over the term of the option. The rates of appreciation used are required by the Securities and Exchange Commission and do not represent a projection or estimate by the Company on the potential growth of the value of its Common Stock. Therefore, there can be no assurance that the rate of stock price appreciation presented in this table can be achieved.



OPTION EXERCISES AND YEAR-END OPTION VALUES

     None of the named executive officers exercised any stock option during the year ended December 31, 1998. The following table provides information concerning unexercised stock options held by the named executive officers as of December 31, 1998.


                    NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED
                       OPTIONS HELD AT        IN-THE-MONEY OPTIONS AT
                       FISCAL YEAR END         FISCAL YEAR END($)(1)

      NAME         EXERCISABLE UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
Michael F. Adler       220,542        74,485       -             -
Frank M. Montano       129,298       172,046       -             -
David A. Mason          77,396        54,909       -             -
Leonard S. Swartz       19,203        47,459       -             -
Paul Pieschel           14,463        37,313       -             -
____________________

(1) Based on the closing sale price of the Company's Common Stock on December 31, 1998 of $1.1875 per share as reported on the NASDAQ.



EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In April, 1997, Michael F. Adler, the Company's Chairman and Chief Executive Officer, entered into an employment contract with a term through December 31, 1999. The employment contract is automatically renewed at the end of each fiscal year for an additional three years unless the Board takes other action. The employment contract provides for a base salary of $161,500 per year, subject to annual review by the Board of Directors. Beginning April, 1998, Mr. Adler's base salary was set at $200,000 per year. The employment contract calls for Mr. Adler's bonuses to be determined by the Board of Directors or a committee of the Board. The employment contract requires the Company to maintain for Mr. Adler's benefit a $500,000 term life insurance policy covering Mr. Adler. The Company paid premiums of $2,670 for this policy during 1998. The employment contract also provides that, in the event Mr. Adler's employment is terminated without cause, he will be entitled to salary continuation equal to thirty-six months of the salary he was receiving immediately prior to termination, as well as continuation of benefits which he was receiving at the time of termination, including health insurance and use of suitable office and secretarial support, but excluding a car allowance.

     In June, 1996, David A. Mason, the Company's Executive Vice President, Chief Financial Officer and Treasurer, entered into an employment contract with a term through December 31, 1998. In December 1997, the employment contract was amended to provide, among other things, for a term through December 31, 2000. Commencing January 1, 2000, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Mason or the Company elects not to continue the contract or unless Mr. Mason's employment is terminated earlier. The employment contract, as amended, provides for a base salary of $125,000 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee of the Board of Directors. Under the employment contract, Mr. Mason's eligibility for bonus payments for 1998 was based on an incentive formula set forth in the contract. The employment contract calls for Mr. Mason's bonuses for subsequent years to be determined by Mr. Adler after consultation with the Compensation Committee. The employment contract provides that, if there is a change in control of the Company, the employment contract will be extended for three years from the date of the change of control.

     In June, 1996, Frank M. Montano, the Company's President and Chief Operating Officer, entered into an employment contract with a term through December 31, 1998. In December 1997, the employment contract was amended to provide, among other things, for a term through December 31, 2000. Commencing January 1, 2000, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Montano or the Company elects not to continue the contract or unless Mr. Montano's employment is terminated earlier. The employment contract provides for a base salary of $150,000 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee. Under the employment contract, Mr. Montano's eligibility for bonus payments for 1998 was based on an incentive formula set forth in the contract. The employment contract calls for Mr. Montano's bonuses for subsequent years to be determined by Mr. Adler after consultation with the Compensation Committee. The employment contract provides that, if there is a change in control of the Company, the employment contract will be extended for three years from the date of the change of control.

     In January, 1999, Lloyd F. Noland, the Company's Senior Vice President of Marketing, entered into an employment contract with a term through December 31, 2001. Commencing January 1, 2001, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Noland or the Company elects not to continue the contract or unless Mr. Noland's employment is terminated earlier. The employment contract provides for a base salary of $135,000 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee. Mr. Noland's bonus for 1999 will be based on an incentive formula set forth in the contract but will be no less than $20,000. The employment contract calls for Mr. Noland's bonuses for subsequent years to be determined by Mr. Adler after consultation with the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors are Frank W. Benson, Chairman of the Committee, D. Lee Carpenter and James F. Robeson, Ph.D. During a portion of 1998, Leslie Charm and Douglas M. Thomsen, a former director, also served on the Compensation Committee. All of such current and former members of the Compensation Committee are, or were during their period of service, independent non-employee directors of the Company. The Committee establishes the compensation of the Chief Executive Officer, subject to the terms of his employment contract. Michael F. Adler, Chairman and Chief Executive Officer of the Company, sets compensation for all other executive officers but reviews such decisions with the Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE AND MR. ADLER
     COMPENSATION ELEMENTS
     Compensation of the Company's executive officers consists of three principal elements:



           _Base salaries designed to be competitive in the Company's geographic market and with comparably situated companies;

           _Annual bonuses which are generally dependent on the Company's profitability for the year but from time to time discretionary bonuses are granted based on a subjective review of the performance of executive officers and taking into consideration accomplishments which will benefit the Company over the longer term; and

           _Stock options which are designed to align the executive officers' interests with long-term interests of the shareholders.

     EXECUTIVE OFFICER COMPENSATION

     Several of the Company's executive officers, including Messrs. Adler, Montano, Mason and Noland, are employed pursuant to employment contracts which specify base salary and bonus levels. It is the Company's policy to pay base salaries to executive officers in the 25th to 75th percentile for comparable positions for comparably situated companies. Bonuses for executive officers are determined by the terms of the executive officer's employment contract, if any, approved by the Compensation Committee. In the absence of specific contractual provisions, the Compensation Committee determines Mr. Adler's bonus, and Mr. Adler, after consultation with the Compensation Committee, determines the bonuses for the remaining executive officers.

     For 1998, the executive officers generally were eligible to receive bonuses based on achievement by the Company of certain target pre-tax profit levels. These levels were not achieved and no such bonuses were paid to executive officers for 1998. Mr. Pieschel, Senior Vice President - Franchise Sales, continued to receive commissions in connection with the Company's sales of franchises for 1998 at commission levels determined by Mr. Adler after consultation with the Compensation Committee.

     The Compensation Committee administers the Company's 1992 Performance and Equity Incentive Plan (the "Plan"), which permits the Committee to grant to officers and key employees stock option and other equity-based incentive awards. In authorizing awards under the Plan to executive officers, the Committee considers various factors, including the relative responsibilities of the recipient, the Committee's subjective evaluation of the recipient's performance, and the recipient's relative equity interest in the Company in the form of stock, stock options, or other equity-based incentive awards in view of the Committee's desire to align the interests of management and the shareholders in the long-term performance and financial success of the Company.

     During 1998, options to purchase a total of 218,563 shares of Common Stock were granted to executive officers at exercise prices equal to 100%, or in the case of Mr. Adler 110%, of the market price of the Common Stock on the date of grant. With the exception of options to purchase 25,000 shares of Common Stock granted to an executive officer in connection with the commencement of his employment with the Company, all of such options were granted in connection with a program requiring the optionee to own and retain at least one share of Common Stock for each four options granted, thus furthering the Compensation Committee's goal of strengthening the mutuality of interests of management and the shareholders through increased share ownership by management.

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Compensation for the Company's Chief Executive Officer, Michael F. Adler, is determined under the terms of his employment contract with the Company. During 1998, Mr. Adler received base salary of $189,634. Mr. Adler's bonus compensation is determined by the Compensation Committee pursuant to the employment contract and for 1998 was dependent upon the Company's achieving certain target pre-tax profit levels. These levels were not achieved, and Mr. Adler did not receive a bonus for 1998.

     SECTION 162(M)

     The Committee has not adopted a policy with respect to qualification of executive compensation in excess of $1 million per individual for deduction under Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The Committee currently does not anticipate that the compensation of any executive officer during 1999 will exceed the limits on deductibility for 1999. In determining a policy for future periods, the Committee would expect to consider a number of factors, including the tax position of the Company, the materiality of amounts likely to be involved and any potential ramifications of the loss of flexibility to respond to unforeseeable changes in circumstances.

           Compensation Committee:
                 Frank W. Benson, Chairman of Compensation Committee
                 D. Lee Carpenter
                 James F. Robeson, Ph.D.
                 Michael F. Adler, Chief Executive Officer


                COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS

     The following line graph compares the yearly percent change in the cumulative total shareholder return of the Company's Common Stock against the cumulative total return of the Center for Research in Security Prices ("CRSP") Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Index for NASDAQ Retail Trade Stocks for the period of five fiscal years (1994 to 1998). It assumes that $100 was invested on December 31, 1993 in the Company's Common Stock and in each of the other indices, with all dividends reinvested.


                                Index for the
                                NASDAQ Stock    Index for
                                Market U.S.     NASDAQ Retail
Date            Company         Companies       Trade Stocks
12/31/1993      100.000         100.000         100.000
01/31/1994      104.545         103.035          99.748
02/28/1994       95.455         102.073          97.710
03/31/1994       95.455          95.797          91.983
04/29/1994      109.091          94.553          92.177
05/31/1994      100.000          94.785          90.034
06/30/1994       86.364          91.318          88.228
07/29/1994       81.818          93.193          88.373
08/31/1994       75.000          99.135          95.011
09/30/1994       75.000          98.881          96.454
10/31/1994       72.727         100.824          97.630
11/30/1994       90.909          97.479          93.923
12/30/1994       86.364          97.752          91.181
01/31/1995       72.727          98.310          87.980
02/28/1995       65.909         103.509          89.796
03/31/1995       84.091         106.578          90.186
04/28/1995       79.545         109.936          89.693
05/31/1995       81.818         112.772          91.824
06/30/1995       79.545         121.911          99.341
07/31/1995       68.182         130.873         104.736
08/31/1995       72.727         133.526         104.442
09/29/1995       72.727         136.596         106.342
10/31/1995       72.727         135.807         104.458
11/30/1995       65.909         138.996         103.902
12/29/1995       56.818         138.256         100.430
01/31/1996       45.455         138.936          99.410
02/29/1996       47.727         144.224         105.980
03/29/1996       45.455         144.699         112.938
04/30/1996       43.182         156.700         123.146
05/31/1996       68.182         163.896         126.055
06/28/1996       61.364         156.508         120.714
07/31/1996       72.727         142.551         113.322
08/30/1996       72.727         150.538         121.354
09/30/1996       68.182         162.052         127.442
10/31/1996       72.727         160.261         122.180
11/29/1996       68.182         170.168         125.183
12/31/1996       68.182         170.015         119.726
01/31/1997       63.636         182.098         122.276
02/28/1997       65.909         172.026         118.068
03/31/1997       56.818         160.793         113.898
04/30/1997       65.909         165.820         110.101
05/30/1997       63.636         184.612         121.659
06/30/1997       65.909         190.266         128.673
07/31/1997       68.182         210.349         134.493
08/29/1997       71.591         210.028         136.800
09/30/1997       81.818         222.440         145.872
10/31/1997       86.364         210.924         137.976
11/28/1997       86.364         211.979         141.094
12/31/1997      100.000         208.580         140.668
01/30/1998       90.909         215.158         142.674
02/27/1998       98.864         235.360         155.652
03/31/1998       86.364         244.052         168.823
04/30/1998       86.364         248.196         169.176
05/29/1998       72.727         234.573         162.968
06/30/1998       59.091         251.119         172.399
07/31/1998       65.909         248.467         160.152
08/31/1998       54.545         199.752         118.740
09/30/1998       67.614         227.341         125.365
10/30/1998       54.545         236.632         139.460
11/30/1998       52.273         259.943         158.340
12/31/1998       43.182         293.209         170.233


                                     LEGEND

CRSP Total
Returns Index for:  12/1993  12/1994  12/1995  12/1996  12/1997  12/1998

Moto Photo, Inc.     100.0      86.4     56.8     68.2   100.0      43.2
Nasdaq Stock Market
 (U.S. Companies)    100.0      97.8    138.3    170.0   208.6     293.2
Nasdaq Retail Trade
 Stocks              100.0      91.2    100.4    119.7   140.7     170.2
   SIC 5200-5599,
   5700, 5799,
   5900-5999
   U.S. & Foreign

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, si not a trading day, the preceding trading day is used.

D.  The index level for all series was set to $100.0 on 12/31/1993.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At April 15, 1999, the Company had 7,840,173 shares of Common Stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1999 by (i) each of the Company's directors or nominees for director, its chief executive officer and its other executive officers whose total salary and bonus for the year ended December 31, 1998 exceeded $100,000, (ii) all directors, nominees and executive officers of the Company as a group, and (iii) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock. Unless otherwise indicated, the Company believes that the persons named in the table have sole voting and investment power with respect to the shares indicated as beneficially owned by them.


                                                  NUMBER        PERCENT
                 NAME                          OF SHARES   OF CLASS (1)
DIRECTORS AND CERTAIN
  EXECUTIVE OFFICERS
     Michael F. Adler (2)                    1,511,950   18.6%
          4444 Lake Center Drive
          Dayton, OH  45426
     Harry D. Loyle (3)                        537,688   6.8%
          410 S. Main Plaza
          Pleasantville, NJ 08232
     David A. Mason (4)                        123,675   1.6%
     Dexter B. Dawes (5)                        56,513   *
     Frank W. Benson (5)                        44,713   *
     D. Lee Carpenter (5)                       30,413   *
     Leslie Charm (5)                           25,000   *
     James F. Robeson, Ph.D. (5)                29,013   *
     Frank M. Montano (6)                      174,160   2.2%
     Leonard S. Swartz (7)                      62,027   *
     Paul Pieschel (8)                          33,685   *

ALL DIRECTORS, NOMINEES AND EXECUTIVE        2,641,337   31.0%
Officers as a Group  (12 persons) (9)
BENEFICIAL OWNERS OF MORE THAN
  5% OF THE COMMON STOCK
     Fuji Photo Film U.S.A. Inc. (10)       1,000,000    11.3%
          555 Taxter Road
          Elmsford, NY 10523
     Mark E. Brady (11)                       776,280    9.9%
     Robert J. Suttman (11)
     Ronald L. Eubel (11)
     Bernie Holtgreive (11)
          c/o Eubel Brady & Suttman
          Asset Management, Inc.
          7777 Washington Village Dr.
          Suite 210
          Dayton, OH  45459
________________________

*    Less than 1%
(1)Percent of class is calculated without regard to shares of Common Stock issuable upon exercise of outstanding warrants or stock options, except that any shares a person is deemed to own by having the right to acquire upon exercise of a warrant or option are considered to be outstanding solely for purpose of calculating such person's percentage ownership.

(2)The shares of Common Stock indicated as beneficially owned by Mr. Adler: (i) include 2,332 shares owned by Michael F. Adler as custodian for Elizabeth Adler; (ii) include 6,000 shares owned by the Elizabeth Adler Trust for which Mr. Adler is trustee; (iii) include 1,000 shares which he has the right to acquire upon exercise of warrants owned by him; (iv) include 227,209 shares which he has the right to acquire by exercise of stock options which are currently exercisable; (v) include 2,000 shares issuable upon the exercise of warrants owned by the Robert Adler Trust for which Mr. Adler is co-trustee and shares voting and investment power with Jacob A. Myers, an officer of the Company; and (vi) exclude a total of 11,000 shares owned by Mr. Adler's spouse, as to which Mr. Adler disclaims beneficial ownership. Such shares also include 1,192,039 shares of Common Stock owned by Progressive Industries Corporation ("Progressive"), which is 99% owned by Mr. Adler and his family, which shares of Common Stock Mr. Adler may be deemed to own beneficially due to his ownership of a controlling interest in Progressive and his position as President of Progressive. The shares of Common Stock owned by Progressive include 46,000 shares issuable upon exercise of warrants owned by Progressive.

(3)Includes 3,000 shares which Mr. Loyle has the right to acquire upon exercise of warrants owned by him and 25,000 shares which he has the right to acquire by exercise of stock options which are currently exercisable. Mr. Loyle shares voting and investment power with his wife.

(4)Includes 82,285 shares which Mr. Mason has the right to acquire upon exercise of stock options which are currently exercisable and excludes 2,000 shares owned by Mr. Mason's wife, as to which Mr. Mason disclaims beneficial ownership.

(5)Includes 25,000 shares which this individual has the right to acquire upon exercise of stock options which are currently exercisable.

(6)Includes 135,686 shares which Mr. Montano has the right to acquire upon exercise of stock options which are currently exercisable.

(7)Includes 25,671 shares which Mr. Swartz has the right to acquire upon exercise of stock options which are currently exercisable.

(8)Includes 19,645 shares which Mr. Pieschel has the right to acquire upon exercise of stock options which are currently exercisable.

(9)Includes 640,496 shares which such group has the right to acquire upon exercise of stock options which are currently exercisable and 52,000 shares which such group has the right to acquire upon exercise of warrants.

(10) Consists of 1,000,000 shares issuable upon exercise of warrants owned by Fuji Photo Film U.S.A., Inc. ("Fuji").

(11) Consists of shares as to which Mark E. Brady, Robert J. Suttman, Ronald Eubel, and Bernie Holtgreive each share voting and investment power. Also, Mr. Suttman beneficially owns 5,000 additional shares as to which he has sole voting and investment power, and Mr. Brady beneficially owns 1,900 additional shares as to which he has sole voting and investment power.

POTENTIAL FUTURE CHANGE IN CONTROL

     Fuji is the holder of 1,000,000 shares of Series G Non-Voting Cumulative Preferred Stock (the "Fuji Preferred Stock") and warrants to purchase 1,000,000 shares of the Company's Common Stock for $2.375 per share which expire in 2002.

     The Fuji Preferred Stock is redeemable by the Company at any time in aggregate amounts of at least $1 million. The shares were subject to mandatory redemption on January 1, 1999; however, because the market price of the Company's Common Stock on January 1, 1999, was less than $3.00 per share, the redemption of the Series G Stock has been extended until the earlier of (i) the first date on which the market price of the Common Stock equals or exceeds $3.00 per share or (ii) January 1, 2000. Any redemption of the Fuji Preferred Stock must be either in cash from the proceeds of an equity offering or in Common Stock valued at 90% of the market price at the time of redemption; provided, however, that Fuji may refuse any proposed redemption by the Company in shares of Common Stock and elect to continue to hold the Fuji Preferred Stock without impairment of any right to require redemption at a later time. The redemption price for the Fuji Preferred Stock is $10.00 per share, or an aggregate of $10 million. If the Fuji Preferred Stock is redeemed in shares of Common Stock, depending upon the market price of the Common Stock and the number of shares of Common Stock outstanding, such redemption could result in Fuji acquiring control of the Company.

     The Fuji Preferred Stock is also redeemable at Fuji's option under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, the failure of the Company to meet certain requirements under a supply agreement with Fuji, default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either of Michael F. Adler or David A. Mason, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to redeem all of the Fuji Preferred Stock upon the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Fuji Preferred Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

ITEM.13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Adler, Mason, Swartz, and Pieschel own 23% of the outstanding common stock of National Photo Labs II, Inc. ("NPL II"). NPL II owns one one-hour photo processing store. The store owned by NPL II is managed by the Company pursuant to a management agreement and is operated as a MotoPhoto store under a franchise agreement. The management agreement provides for an annual incentive fee based on cash generated. The franchise agreement provides for monthly royalties equal to the greater of 5% of net sales or $1,000 per store. During the year ended December 31, 1998, the Company received from NPL II total revenues of approximately $308,000, including all royalty and incentive fees paid and revenues derived from the sale by the Company to NPL II of operating supplies and merchandise. This amount constituted approximately 0.8% of the Company's total revenues.

     Progressive purchased a MotoPhoto store from the Company and signed a franchise agreement for the store, effective as of January 1, 1996. The purchase price of the store was $64,000, its book value as of December 31, 1995. During 1998 this store paid the Company royalty and advertising fees of $23,205. Total revenues derived by the Company from this store, including all royalty and advertising fees paid and revenues derived from the sale of operating supplies and merchandise, were approximately $97,000. This amount constituted approximately 0.3% of the Company's total revenues.

     The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. The building in which the Company's offices are located is 76% owned by Michael F. Adler, members of Mr. Adler's family, David A. Mason, and Leonard S. Swartz. Such offices, consisting of approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company pursuant to a lease providing for rent of $18,083 per month through June 1999. The Company has agreed in principle to sign a new lease for these offices on the following terms: the lease will have an initial term of ten years commencing July 1, 1999, with two five-year renewal options. The rent will be $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. During 1998, the Company made lease payments totaling $216,996.

     Pursuant to the employment contract for Frank M. Montano when he joined the Company in 1992, the Company advanced him moving expenses, the cost of temporary housing in Dayton for a limited period of time, and a monthly living allowance until Mr. Montano's home was sold. In connection with this arrangement, upon the sale of his home in 1993, Mr. Montano executed a promissory note for $52,036, the amount of the moving expenses and temporary housing and living allowances; so long as Mr. Montano is still employed by the Company, one-sixth of the principal will be forgiven on each anniversary date of the sale of his home.

     Pursuant to the employment contract for Lloyd F. Noland when he joined the Company in 1998, the Company advanced him moving expenses and a monthly living allowance for a limited period of time. In connection with this arrangement, Mr. Noland executed a promissory note for $40,352, the amount of the moving expenses and temporary living allowance; so long as Mr. Noland is still employed by the Company, one-fifth of the principal will be forgiven on each anniversary date of the sale of his home.

     In February, 1997, the Company agreed to manage a MotoPhoto franchised store owned by W. P. Enterprises, Inc. ("WP"), a corporation owned by Richard Zsambok, the brother-in-law of Michael F. Adler. The management agreement provides for an annual incentive fee based on cash generated and a monthly fee, which supersedes the royalty fee required by the franchise agreement, equal to the greater of 5% of net sales or $1,000. During 1998, this store paid the Company monthly and advertising fees of $18,313. Total revenues derived by the Company from this store, including all royalty and advertising fees paid and revenues derived from the sale of operating supplies and merchandise, were approximately $101,000. This amount constituted approximately 0.3% of the Company's total revenues.

     The foregoing transactions were and all future transactions with or loans to officers, directors, key employees or their affiliates will be approved by a majority of the members of the Board of Directors, or as appropriate, of the Compensation Committee, who were not officers of the Company and/or were not interested in the transaction.

     Harry D. Loyle, a director of the Company, is a shareholder, officer, and director in three One Hour MotoPhoto franchisees -- Corral Photographic Corporation, Post Imaging Corporation, and The Positive Negative, Inc. Each such franchisee owns and operates one store under a MotoPhoto franchise agreement which provides for a royalty fee of six percent of net retail sales and an advertising fee of one-half percent of net retail sales. Mr. Loyle also was a shareholder, officer, and director in Nash Photographic Corporation, which, for a portion of 1998, owned and operated a One Hour MotoPhoto store in Abington, Pennsylvania under a similar MotoPhoto franchise agreement. During 1998, these four franchises paid royalty and advertising fees of $104,887. Total revenues derived by the Company from such stores were approximately $439,000, which constituted approximately 1.2% of the Company's total revenues.

     In addition, Mr. Loyle is owner and President of ProMoto Management Corporation ("ProMoto"), which acts as an area developer for the Company pursuant to an area development agreement. As Area Developer, ProMoto receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by any franchised store in its area (including the stores owned by the four franchisees named above) as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. During 1998, the Company paid ProMoto fees of $442,353. The terms of the Company's area development agreement with ProMoto are the same as those in the agreements of most of the Company's other area developers.

     During 1998, Caroline Zsambok, wife of Michael F. Adler, provided consultation to the Company on training and organizational learning services through her company, Z Research and Consulting ("Z Research"). During 1998, the Company paid Z Research fees of approximately $54,769. The Company has agreed to provide Z Research with an office at the Company's headquarters and limited secretarial support for non-Company work it performs. Z Research will compensate the Company for all out-of-pocket expenses the Company incurs in providing Z Research with an office and secretarial support.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              MOTO PHOTO, INC.



                              By________________________
                                David A. Mason
                                Executive Vice President,
                                Treasurer, and Chief
                                Financial Officer


Date:     June 17, 1999