Form 10-Q
period 1999-06-30
MOTO PHOTO INC
filed 1999-08-13
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

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

As of August 10, 1999:

7,835,478 - Voting Common 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets - June 30, 1999 and December 31, 1998

Consolidated statements of operations - Three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.

Consolidated statements of cash flows - Six months ended June 30, 1999 and 1998

Notes to consolidated financial statements - June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Submission of matters to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

Item 1. Financial Statements

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)
	June 30,	December 31,
	1999	1998

Assets
Current assets:
Cash	$ 1,623,012	$ 2,918,396
Accounts receivable, less allowances of $925,000 in 1999
and $1,092,000 in 1998	3,798,588	4,188,807
Notes receivable, less allowances of $172,000 in 1999
and in 1998	324,669	437,669
Inventory	2,339,292	2,457,950
Deferred tax assets	1,213,000	1,213,000
Prepaid expenses	155,740	116,081
Total current assets	9,454,301	11,331,903

Property and equipment, net	3,983,306	3,712,064

Other assets:
Notes receivable, less allowances of $1,250,000 in 1999
and $1,228,000 in 1998	1,970,050	1,897,755
Cost of franchises and contracts acquired	137,183	155,688
Goodwill	3,651,750	3,728,816
Deferred tax assets	57,000	57,000
Other assets	1,010,717	1,050,567
Total assets	$ 20,264,307	$ 21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

(Unaudited)
	June 30,	December 31,
	1999	1998

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 3,069,387	$ 4,251,043
Accrued payroll and benefits	548,135	560,901
Accrued income taxes	462,049	384,049
Accrued expenses	671,393	808,919
Current portion of long-term obligations	1,533,000	1,534,000
Other	333,976	310,540
Total current liabilities

Long-term obligations	8,730,056	9,064,001
Deferred revenue	99,434	99,434
Total liabilities	15,447,430	17,012,887

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000 Issued and outstanding shares - 7,859,928 in 1999 and 7,833,573 in 1998	78,599	78,336
Paid in capital	6,220,729	6,404,734
(Deficit) retained earnings subsequent to June 30, 1991	(1,492,451)	(1,572,164)
Total stockholders' equity	4,816,877	4,920,906
Total liabilities and stockholders' equity	$ 20,264,307	$ 21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
	Three Months Ended June 30, 1999	Three Months Ended June 30, 1998	Six Months Ended June 30, 1999	Six Months Ended June 30, 1998

Revenue
Sales and other revenue	$ 9,338,847	$ 9,433,849	$ 16,313,830	$ 16,430,823
Interest income	59,485	98,490	139,019	192,957
Other income	2,203	-	6,529	-
	9,400,535	9,532,339	16,459,378	16,623,780
Expenses
Cost of sales and operating expenses	6,709,211	6,764,622	12,061,514	12,215,640
Selling, general, and administrative costs	1,448,755	1,593,967	2,803,299	2,943,834
Advertising	315,502	324,816	536,974	575,510
Depreciation and amortization	280,194	224,227	561,401	434,987
Interest expense	97,000	112,859	204,525	210,599
	8,850,662	9,020,491	16,167,712	16,380,570

Income before income taxes	549,873	511,848	291,666	243,210
Income tax expense	(143,000)	(116,000)	(78,000)	(49,000)
Net income	406,873	395,848	213,666	194,210
Preferred stock dividend requirements	(66,630)	(68,904)	(133,954)	(138,328)

Net income applicable to common stock	$ 340,243	$ 326,944	$ 79,712	$ 55,882

Net income per common share	$ 0.04	$ 0.04	$ 0.01	$ 0.01

Weighted average shares outstanding - Basic	7,845,072	7,809,581	7,842,434	7,807,074

See accompanying notes.

Moto Photo Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)
	Six Months Ended June 30, 1999	Six Months Ended June 30, 1998

Operating Activities
Net Income	$ 213,666	$ 194,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561,401	434,987
Provision for losses on inventory and receivables	249,012	249,680
Loss on disposition of assets	30,025	65,672
Write off of assets due to store closings	-	32,257
Issuance of stock for directors fees	32,304	23,413
Increase (decrease) resulting from changes in:
Accounts receivable	71,767	466,247
Inventory and prepaid expenses	65,062	(544,062)
Other assets	(7,200)	(462,563)
Accounts payable and accrued expenses	(1,253,948)	(2,131,737)
Deferred revenues and other liabilities	23,437	115,095
Net cash used in operating activities	(14,474)	(1,556,801)

Investing Activities
Purchases of equipment and leaseholds	(754,597)	(247,491)
Payments received on notes receivable	158,632	256,269
Net cash (used in) provided by investing activities	(595,965)

Financing Activities
Principal payments on long-term debt and capital lease Obligations	(334,945)	(389,791)
Payments of preferred dividends	(350,000)	(300,000)
Net cash used in financing activities	(684,945)	(689,791)

Decrease in cash	(1,295,384)	(2,237,814)
Cash at beginning of period	2,918,396	3,139,252
Cash at end of period	$ 1,623,012	$ 901,438

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 1999

(Unaudited)

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presenta

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. July 3 vs. June 30 for the second quarter 1999), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

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

B. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

C. Segment Information

	Three Months Ended June 30, 1999

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 60,500	$ 3,215,950	$ 1,315,230	$ 4,747,167	$ 9,338,847

Depreciation and amortization	980	202,730	3,226	2,306	209,242

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(133,538)	(265,490)	904,775	92,635	598,382

Capital expenditures	-	328,841	-	-	328,841

	Three Months Ended June 30, 1998

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 36,750	$ 3,448,616	$ 1,318,605	$ 4,629,878	$ 9,433,849

Depreciation and amortization	881	146,637	3,122	19,341	169,981

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(159,478)	(172,683)	922,879	(82,038)	508,680

Capital expenditures	-	118,785	-	-	118,785

C. Segment Information (continued)

	Six Months Ended June 30, 1999

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 148,920	$ 5,886,260	$ 2,349,269	$ 7,929,381	$ 16,313,830

Depreciation and amortization	1,959	406,472	6,452	4,612	419,495

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(252,223)	(795,524)	1,584,314	(171,838)	364,729

Identifiable segment assets	79,859	8,865,516	1,214,347	4,109,867	14,269,589

Capital expenditures	-	668,952	-	878	669,830

	Six Months Ended June 30, 1998

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 59,000	$ 6,184,197	$ 2,351,862	$ 7,835,764	$ 16,430,823

Depreciation and amortization	1,764	278,979	6,244	38,680	325,667

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(301,240)	(708,986)	1,605,620	(378,204)	217,190

Identifiable segment assets	25,441	8,266,946	1,164,691	3,774,610	13,231,688

Capital expenditures	-	165,409	2,635	-	168,044

C. Segment Information (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	1999	1998	1999	1998
Total sales and other revenue for reportable segments	$9,338,847	$9,433,849	$16,313,830	$16,430,823
Interest income	59,485	98,490	139,019	192,957
Other income	2,203	-	6,529	-
Total consolidated revenues	$9,400,535	$9,532,339	$16,459,378	$16,623,780

Other Significant items	Segment Total	Corporate	Consolidated Total

Three Months Ended June 30, 1999
Depreciation and amortization	$ 209,242	$ 70,952	$ 280,194
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	598,382	(48,509)	549,873
Capital expenditures	328,841	43,832	372,673

Three Months Ended June 30, 1998
Depreciation and amortization	$ 169,981	$ 54,246	$ 224,227
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	508,680	3,168	511,848
Capital expenditures	118,785	23,864	142,649

Six Months Ended June 30, 1999
Depreciation and amortization	$ 419,495	$ 141,906	$ 561,401
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	364,729	(73,063)	291,666
Identifiable assets	14,269,589	5,994,718	20,264,307
Capital expenditures	669,830	84,767	754,597

Six Months Ended June 30, 1998
Depreciation and amortization	$ 325,667	$ 109,320	$ 434,987
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	217,190	26,020	243,210
Identifiable assets	13,231,688	5,294,270	18,525,958
Capital expenditures	168,044	79,447	247,491

D. Earnings Per Share Data

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated.
	Three Months Ended June 30, 1999	Three Months Ended June 30, 1998	Six Months Ended June 30, 1999	Six Months Ended June 30, 1998

Net income applicable to common shares	$ 340,243	$ 326,944	$ 79,712	$ 55,882

Reconciliation of shares:
Weighted average common share outstanding	7,845,072	7,809,581	7,842,434	7,807,074
Effect of dilutive stock options and other common stock equivalent	-	122,939	749	188,405
Weighted average common shares assuming Dilution	7,845,072	7,932,520	7,843,183	7,995,479

Basic earnings per share	$ 0.04	$ 0.04	$ 0.01	$ 0.01

Diluted earnings per share	$ 0.04	$ 0.04	$ 0.01	$ 0.01

In the first six months of 1999, $350,000 of dividends were paid on the Series G preferred shares. Of this amount $216,046 was for previously reported and accreted dividends.

Item 2.

Management Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations

The Company reported a net income of $406,873, or earnings per common share, basic and diluted, of $0.04 for the second quarter 1999 compared to a net income of $395,848, or earnings per common share, basic and diluted of $0.04 for the second quarter of 1998. For the six months ended June 30, 1999, the Company recorded a net income of $213,666 and basic and diluted earnings per common share of $0.01, compared to a net income of $194,210 and basic and diluted earnings per common share of

Development segment revenue increased approximately $90,000, or 153% for the six months this year, compared to the same period a year ago primarily due to four store openings in 1999 compared to one in 1998.

Wholesale operating segment contribution increased approximately $175,000, on a sales increase of $117,000 for the second quarter 1999 and approximately $206,000, on a sales increase of $94,000 for the six months ended June 30, 1999 compared to the same periods a year ago. During 1999, the Company was able to regain sales lost in the first half of 1998 due to competitive pricing on certain products, primarily photographic paper and film. In 1998 wholesale revenue included $143,000 for t

Depreciation and amortization expenses increased by approximately $56,000, or 25% for the second quarter 1999 and approximately $126,000, or 29% for the six months ended June 30, 1999, compared to the same periods a year ago primarily as a result of depreciation on additions to property and equipment in Company stores from June 30, 1998 until June 30, 1999.

Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased primarily due to collections of interest income in 1998 on certain notes which income interest was not being accrued due to the past due status of these notes.

Liquidity and Capital Resources

Cash used in operating activities decreased by $1,542,000 in 1999 as compared to 1998. Other assets decreased approximately $400,000 due to certain equipment deposits made in 1998, and during the first six months of 1998, made a special purchase of approximately $500,000 of film. Accrued compensation expenses decreased approximately $800,000 more in 1998 than 1999 due to timing of payroll accruals and payments of accrued bonuses.

Increased purchases of property and equipment in 1999 accounted for approximately $507,000 of the $596,000 change in net cash utilized by investing activities as compared to net cash provided by investing activities of $9,000 in 1998.

At June 30, 1999 the Company's Board of Directors authorized a common stock repurchase program. The timing of the program and the amount of stock repurchased will be dictated by the overall financial and market conditions. The Board authorized management to spend up to $500,000 to make purchases until December 31, 2000. At recent market prices, that is approximately 400,000 shares, or about five percent of the 7,843,238 common shares outstanding.

Year 2000

The year 2000 issue, or Y2K, refers to computer programs or computer embedded chips which use two digits rather than four digits to define the applicable year. Any of the Company's computer software, hardware or other equipment having date sensitive software or embedded chips could recognize a "00" date as year 1900 rather than year 2000. If this happened, it could result in miscalculations or system failures which could be disruptive to normal business activities. The Company has a pl

The Company's plan for resolving Y2K issues has the following phases: assessment, remediation, testing, and implementation. The Company has completed assessment of its internal software and computer hardware that could be significantly affected by the year 2000 issue. The Company believes that it is currently Y2K compliant on all critical internal systems with the exception of certain computer hardware used in some Company store point of sale systems, as discussed below.

The Company is still in the process of gathering information about the Y2K compliance status of key third party suppliers. The Company has received written notification from most of its key suppliers that they plan to be Y2K compliant by October 1, 1999. The Company has been informed by its primary bank and its depository banks that they believe they are Y2K compliant.

The Company is in the implementation phase on certain of the older computer hardware used in its approved point of sale systems in both franchise and Company stores. A software modification is currently available, at no cost, to achieve Y2K compliance for this hardware. It will be implemented in Company stores by October 30, 1999, and will be installed in all franchise stores as they request it.

There are several versions of the Company sponsored point of sale software in use in franchise stores, all of which are believed to be Y2K compliant except for certain operating systems which are no longer supported by their provider. Accordingly, the provider will not certify as to its Y2K compliance. However, the Company has tested the software and believes that it will operate without any critical failures after December 31, 1999. The Company will continue its testing and will attem

The Company believes that all significant non-information systems are either Y2K compliant or has received notification that the vendors will make them Y2K compliant by October 1, 1999. The Company plans to continue testing its operating equipment and other equipment to ensure that it is operable in 2000 and beyond.

The Company has notified its franchisees of the steps they should take to ensure that there are no disruptions to their operations as a result of the Y2K issue. The Company cannot guarantee that each franchisee will follow through on the necessary steps, and accordingly, some short-term interruptions could occur in certain franchise stores. The Company does not believe that this disruption will have a material impact on the Company's results of operations, financial condition or cash f l

The Company has spent no significant incremental funds to date to achieve Y2K compliance and does not anticipate doing so in the future. All expenses paid to date as well as in the future will be funded through existing cash resources and future operating cash flows.

While the Company believes it has an effective plan to resolve the Y2K issue in a timely manner, lack of historical experience and the forward-looking nature of the issues involved make it difficult to predict with certainty what will happen on January 1, 2000 and thereafter. It is possible that there will be disruption and unexpected business problems during the early months of 2000. The Company intends to make contingency plans if any critical systems or suppliers are identified as r e nt risk of Y2K failure. Unfortunately, despite the Company's efforts, unanticipated third party failures may occur, particularly in general public infrastructures. If this were to occur, it could have a material adverse impact on the Company's results of operations, financial condition or cash flows. The amount of potential loss cannot be reasonably estimated at this time.

Market Risk

There have been no significant changes in market risk since December 31, 1998.

Forward Looking Statements

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light o

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

    On June 30, 1999, the Company held its annual meeting of shareholders.
    At the meeting the shareholders voted on the election of directors. The voting tabulation for each director is set next to his name.

	Votes For	Votes Withheld

Michael F. Adler	6,859,551	321,612
Frank W. Benson	7,073,856	98,307
D. Lee Carpenter	7,073,856	98,307
Leslie Charm	7,0073,856	98,307
Dexter B. Dawes	7,073,856	98,307
Harry D. Loyle	7,073,706	98,457
David A. Mason	7,072,906	99,257
James F. Robeson	7,073,856	98,307

Item 6. Exhibits and Reports on Form 8-K.

    Exhibits: See Exhibit Index immediately preceding exhibits.
    Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: August 13, 1999

EXHIBITS TO

FORM 10-Q

for the quarter ended

June 30, 1999

Copies of the following documents are filed as exhibits to this report:

No. Description

10.1 Lease dated as of May 7, 1999 by and between Sycamore Partnership and Moto Photo, Inc.

27.0 Financial Data Schedule