Form 10-K/A
period 1998-12-31
MOTO PHOTO INC
filed 1999-09-16
CIK 704508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 2

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

This form 10-K-A, Amendment No. 2, is being filed to incorporate additional disclosures related to the disposal of fixed assets, allowances for accounts and notes receivable and a revised Supplemental Schedule II, which discloses the reserve activity separately for accounts and notes receivable.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Through the granting of franchises, conversion of independent stores, and acquisitions, Moto Photo, Inc. and its subsidiaries ("the Company") have developed a system of 427 operational stores at December 31, 1998 compared to 433 at December 31, 1997.

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

The Company operates primarily in the specialty retail channel of the photo processing industry (see "Item 1. Business-Competition" on page 3). There is a consolidation of photographic specialty retail outlets occurring and the Company estimates that the three largest chains, of which the Company is one, have approximately 35-40% of the U.S. specialty retail photo processing market. The Company estimates its share at approximately 8% of the U.S. stand-alone one-hour processing market.

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

The Company believes it operates a "recession resistant" business; however, a growing economy is beneficial for demand for the Company's products and services. Favorable weather, particularly on weekends, is important to store results and, therefore, Company results.

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

Development segment revenue increased $78,000, or 16%, in 1998 compared to 1997 due primarily to the sale of development rights to Canada which was partially offset by 11 U.S. franchise openings in 1998 versus 14 in 1997. Costs associated with the introduction of the MotoPhoto QuickStartSM financing program more than offset the increased revenue. The Company anticipates increased operating segment contributions in 1999 because in 1998, the Company began offering the MotoPhoto QuickStartSM financing program which requires a lower initial investment and allows the franchisee to lease a significant portion of the store investment and pay a lease payment as a percentage of sales rather than a fixed monthly loan payment. In 1999, the Company anticipates offering variations of this program, each of which is targeted toward a specific franchisee prospect profile which the Company believes is a good fit for its concept. The Company believes that these new programs will increase the number of franchises sold. (See "Item 1 -- Business")

Company store revenue declined by $3.4 million, or 20%, in 1998 compared to 1997. One Company store was sold to a franchisee in 1998 and five others were closed. The decrease in Company store sales and related expenses were a result of the decrease in the number of Company stores operated and, along with a 3% or $437,000 decrease in Company comparable store sales, lead to a decreased contribution from the Company store segment, and Company comparable stores sales decrease of $437,000, or 3%. The Company plans to open approximately twenty Company stores in 1999 which would lead to increased revenues and associated costs and expenses. A new store is budgeted to lose approximately $16,000 during its first year open.

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

In 1998, the Company closed it telemarketing operation and incurred a loss on the disposal of equipment, furniture, and fixtures and wrote off unamortized leaseholds totaling $75,443. No further losses from telemarketing are anticipated in 1999 and subsequent years. The Company also disposed of certain fixed assets from its stores at a loss aggregating $136,858. The Company disposes of various fixed assets in the ordinary course of its business and will likely continue to do so in future years. It is not possible to predict the timing of such disposals or whether they will create gains or losses.

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

In 1998 the combined allowances on current notes receivable and long-term notes receivable increased $382,000 as a result of $432,000 being transferred from accounts receivable allowances to notes receivable allowances when the Company obtained notes from certain franchisees whose accounts were excessively delinquent. This also accounts for a corresponding decrease in the allowance from accounts receivable.

decreased $50,000 primarily due to the effects of a more stringent credit practice and generally overall improved franchise store performance.

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

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1998	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,590,000	$ 224,000	(227,000)	$ (495,000)(1)	$ 1,092,000

Reserves and Allowances deducted from Notes Receivable	1,018,000	225,000	432,000	(275,000)(1)	1,400,000

Allowance for Cash Discounts	45,000		1,000		46,000

Allowance for Inventory Obsolescence	115,000	94,000		(59,000)(2)	150,000

Total	$ 2,768,000	$ 543,000	$ 206,000	$ (829,000)	$ 2,688,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1997	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,218,000	$ 587,000		$ (215,000)(1)	$ 1,590,000

Reserves and Allowances deducted from Notes Receivable	993,000	222,000	226,000	(423,000)(1)	1,018,000

Allowance for Cash Discounts	61,000			(16,000)	45,000

Allowance for Inventory Obsolescence	126,000	99,000		(110,000)(2)	115,000

Total	$ 2,398,000	$ 908,000	$ 226,000	$ (764,000)	$ 2,768,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1996	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 769,000	$ 940,000		$ (491,000)(1)	$ 1,218,000

Reserves and Allowances deducted from Notes Receivable	585,000	304,000	359,000	(255,000)(1)	993,000

Allowance for Cash Discounts	73,000	(12,000)			61,000

Allowance for Inventory Obsolescence	70,000	93,000		(37,000)(2)	126,000

Total	$ 1,497,000	$ 1,325,000	$ 359,000	$ (783,000)	$ 2,398,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory