Form 10-K/A
period 1998-12-31
MOTO PHOTO INC
filed 1999-09-21
CIK 704508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A No. 3

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

This form 10-K-A, Amendment No. 3, is being filed to incorporate the signature page which was inadvertently omitted from the form 10-K-A, Amendment No. 2.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTO PHOTO, INC.

By

David A. Mason

Executive Vice President

Date: September 21, 1999

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