Form 10-Q
period 1999-09-30
MOTO PHOTO INC
filed 1999-11-15
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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

As of November 10, 1999:

7,773,178 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets — September 30, 1999 and December 31, 1998

Consolidated statements of operations — Three months ended September 30, 1999 and 1998 and nine months ended September 30, 1999 and 1998.

Consolidated statements of cash flows — Nine months ended September 30, 1999 and 1998

Notes to consolidated financial statements — September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Signatures

Part I. Financial Information

Item 1. Financial Statements

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	1999	1998

Assets
Current Assets:
Cash	$1,282,193	$2,918,396
Accounts receivable, less allowances of $842,000 in 1999 and $1,092,000 in 1998	4,098,881	4,188,807
Notes receivable, less allowances of $90,000 in 1999 and $172,000 in 1998	324,680	437,669
Inventory	2,061,618	2,457,950
Deferred tax assets	1,380,000	1,213,000
Prepaid expenses	137,053	116,081
Total current assets	9,284,425	11,331,903

Property and equipment	4,332,141	3,712,064

Other assets
Notes receivable, less allowances of $1,198,000 in 1999 and $1,228,000 in 1998	1,941,601	1,897,755
Cost of franchises and contracts acquired	129,630	155,688
Goodwill	3,621,261	3,728,816
Deferred tax assets	57,000	57,000
Other assets	1,023,446	1,050,567
Total assets	$20,389,504	$21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

(Unaudited)

	September 30,	December 31,
	1999	1998
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,450,935	$4,251,043
Accrued payroll and benefits	468,971	560,901
Accrued income taxes	384,049	384,049
Accrued expenses	638,352	808,919
Current portion of long-term obligations	1,529,000	1,534,000
Other	324,693	310,540
Total current liabilities	6,796,000	7,849,452

Long-term obligations	8,386,122	9,064,001
Deferred revenue	99,434	99,434
Total liabilities	15,281,556	17,012,887

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000
Issued shares 7,871,728 in 1999 and 7,833,573 in 1998	78,717	78,336
Treasury stock (98,550 shares at par)	(986)	-
Paid-in capital	6,047,244	6,404,734
(Deficit) retained earnings subsequent to June 30, 1991	(1,027,027)	(1,572,164)
Total stockholders' equity	5,107,948	4,920,906
Total liabilities and stockholders' equity	$20,389,504	$21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 1999	Three Months Ended September 30, 1998	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998

Revenue
Sales and other revenue	$ 9,647,795	$ 9,676,168	$ 25,931,139	$ 26,106,990
Interest income	57,399	85,552	196,418	278,509
Other income	35,516	170	42,045	25,266
	$	$	$	$
Expenses
Cost of sales and operating expenses	7,169,059	6,796,880	19,200,086	19,004,132
Selling, general, and administrative costs	1,437,970	1,798,326	4,241,270	4,775,646
Advertising	337,675	266,737	874,648	842,244
Depreciation and amortization	355,328	268,986	916,729	703,972
Interest expense	114,971	104,079	319,496	314,678

Income before income taxes	325,707	526,882	617,373	770,093
Income tax benefit	245,000	49,000	167,000	-
Net income	570,707	575,882	784,373	770,093
Preferred stock dividend requirements	(65,930)	(68,381)	(199,885)	(206,709)

Net income applicable to common shares	$ 504,777	$ 507,501	$ 584,488	$ 563,384

Net income per common share - Basic	$ 0.06	$ 0.06	$ 0.07	$ 0.07

Net income per common shares - Diluted	$ 0.05	$ 0.06	$ 0.07	$ 0.07

Weighted average shares outstanding - Basic	7,827,530	7,817,075	7,836,967	7,810,399

Weighted average shares outstanding - Diluted	16,659,310	7,861,762	7,838,150	7,950,898

See accompanying notes.

Moto Photo Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998

Operating Activities
Net income	$ 784,373	$ 770,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	916,729	703,972
Provision for losses on inventory and receivables	344,449	298,646
Notes receivable increase from sale of franchise	-	(7,133)
Loss on disposition of assets	-	87,204
Write off of assets due to store closings and abandoned assets	32,799	32,257
Issuance of stock for directors fees	44,878	23,413
Increase (decrease) resulting from changes in:
Accounts receivable	(449,341)	95,638
Inventory and prepaid expenses	354,576	(387,642)
Other assets	(40,679)	(209,163)
Deferred taxes	(167,000)	-
Accounts payable and accrued expenses	(1,062,605)	(928,710)
Deferred revenues and other liabilities	14,151	24,389
Net cash provided by operating activities	772,330	502,964

Investing Activities
Purchases of equipment and leaseholds	(1,272,548)	(1,054,579)
Proceeds from sale of assets	19,000	22,000
Payments received on notes receivable	319,295	484,826
Purchases of held-to-maturity investments	(75,000,000)	-
Proceeds from maturity of held-to-maturity investments	75,000,000	-
Net cash used in investing activities	(934,253)	(547,753)

Financing Activities
Principal payments on long-term debt and capital lease obligations	(832,073)	(798,168)
Payments of preferred dividends	(525,000)	(450,000)
Purchase of common shares for treasury stock	(117,207)	-
Common shares issued	-	21,875
Net cash used in financing activities	(1,474,280)	(1,226,293)

Decrease in cash and equivalents	(1,636,203)	(1,271,082)
Cash and cash equivalents at beginning of period	2,918,396	3,139,252
Cash and cash equivalents at end of period	$ 1,282,193	$ 1,868,170

See accompanying notes.

Moto Photo, Inc and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 1999

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which were considered necessary for a fa

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e. October 2 vs. September 30 for the third quarter 1999), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

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

B. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

C. Segment Information

	Three Months Ended September 30, 1999

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 128,625	$ 3,497,779	$ 1,274,961	$ 4,746,430	$ 9,647,795

Depreciation and amortization	979	277,863	3,225	2,306	284,373

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(53,245)	(355,226)	839,135	(78,643)	352,021

Capital expenditures	-	586,169	-	-	586,169

	Three Months Ended September 30, 1998

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 176,417	$ 3,557,063	$ 1,347,410	$ 4,595,278	$ 9,676,168

Depreciation and amortization	1,043	185,576	3,230	24,682	214,531

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(99,341)	(70,616)	934,323	(173,419)	590,947

Capital expenditures	-	783,814	-	-	783,814

C. Segment Information (continued)

	Nine Months Ended September 30, 1999

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 277,545	$ 9,384,039	$ 3,624,231	$ 12,645,324	$ 25,931,139

Depreciation and amortization	2,937	684,336	9,677	6,918	703,868

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(305,468)	(1,150,750)	2,423,449	(250,481)	716,750

Identifiable segment assets	76,296	9,140,448	878,514	4,350,791	14,446,049

Capital expenditures	-	1,345,076	-	878	1,345,954

	Nine Months Ended September 30, 1998

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 235,417	$ 9,741,260	$ 3,699,273	$ 12,431,040	$ 26,106,990

Depreciation and amortization	2,807	464,555	9,474	63,362	540,198

Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses	(400,581)	(779,602)	2,539,944	(551,624)	808,137

Identifiable segment assets	56,398	8,964,474	834,374	3,687,432	13,542,678

Capital expenditures	-	949,223	2,635	-	951,858

C. Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	1999	1998	1999	1998
Total sales and other revenue for reportable segments	$9,647,795	$9,676,168	$25,931,139	$26,106,990
Interest income	57,399	85,552	196,418	278,509
Other income	35,516	170	42,045	25,266
Total consolidated revenues	$9,740,710	$9,761,890	$26,169,602	$26,410,765

Other Significant items	Segment Total	Corporate	Consolidated Total

Three Months Ended September 30, 1999
Depreciation and amortization	$284,373	$70,955	$355,328
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	352,021	(26,314)	325,707
Capital expenditures	586,169	25,843	612,012

Three Months Ended September 30, 1998
Depreciation and amortization	214,531	54,455	268,986
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	590,947	(64,065)	526,882
Capital expenditures	783,814	13,046	796,860

Nine Months Ended September 30, 1999
Depreciation and amortization	703,868	212,861	916,729
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	716,750	(99,377)	617,373
Identifiable assets	14,446,049	5,943,455	20,389,504
Capital expenditures	1,345,954	75,788	1,421,742

Nine Months Ended September 30, 1998
Depreciation and amortization	540,198	163,774	703,972
Operating segment contribution prior to interest expense, interest income, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	808,137	(38,044)	770,093
Identifiable assets	13,542,678	6,158,330	19,701,008
Capital expenditures	951,858	102,721	1,054,579

D. Earnings Per Share Data

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated.
	Three Months Ended September 30, 1999	Three Months Ended September 30, 1998	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998

Numerator:
Net income	$ 570,707	$ 575,882	$ 784,373	$ 770,093
Preferred stock dividend requirement	(65,930)	(68,381)	(199,884)	(206,709)
Numerator for basic earnings per share--income available to common shareholders	504,777	507,501	584,489	563,384

Effect of dilutive securities:
Series G preferred previously accreted dividends	325,116	0	0	0
Series G preferred dividend requirement	65,930	0	0	0
Numerator for diluted earnings per share--income available to common stockholders after effect of dilutive securities	895,823	507,501	584,489	563,384

Denominator:
Denominator for basic earnings per share--weighted average share outstanding	7,827,530	7,817,075	7,836,967	7,810,399

Effect of dilutive securities:
Employee stock options	12,038	44,687	4,512	140,499
Convertible Series G preferred	8,819,742	0	0	0
Denominator for diluted earnings per share--adjusted weighted average shares and dilutive securities	16,659,310	7,861,762	7,841,479	7,950,898

Basic earnings per share	$ 0.06	$ 0.06	$ 0.07	$ 0.07

Diluted earnings per share	$ 0.05	$ 0.06	$ 0.07	$ 0.07

The Series G preferred stock were anti-dilutive for the three months ended September 30, 1998 and the nine months ended September 30, 1999 and 1998. In the first nine months of 1999, $525,000 of dividends were paid on the Series G preferred shares.

E. Supplemental Noncash Investing and Financing Cashflow Information

During the third quarter of 1999 the Company purchased $149,194 in equipment by assuming notes and leases totaling $149,194.

F. Reverse Repurchase Transaction

During September 1999, the Company entered into a reverse repurchase transaction relating to $75,000,000 of U.S. Treasury Securities. The transaction was entered into with the intent of generating net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses.

Item 2.

Management Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations

The Company reported a net income of $570,707 or basic earnings per common share of $.06 and diluted earnings per common share of $.05 for the third quarter 1999, compared to net income of $575,882 or earnings per common share, basic and diluted of $.06 for the third quarter 1998. For the nine months ended September 30, 1999, the Company recorded net income of $784,373 or basic and diluted earnings per common share of $.07, compared to net income of $ 770,093 or basic and diluted earnings

During September 1999, management implement an investment strategy with the intent of generating net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses. Prior to this, the Company's capital loss carryforwards have been recorded as a deferred tax asset with a corresponding valuation allowance. This generation of the capital gains results in a portion of the deferred assets becoming recoverable. Th e

Development segment revenue decreased $48,000, or 27% for the three months ended September 30, 1999, compared to the same period a year ago primarily due to the collection of a lower initial franchise fees from four franchisees in 1999. This is due to a new franchise fee program introduced in certain markets. The new program is to run through December 31, 2000. Development segment revenue increased $42,000, or 18% for the nine months ended September 30, 1999 compared to the same period

Compared to the same periods a year ago Company stores operating segment contribution decreased $285,000, on a sales decrease of $59,000 for the third quarter 1999 and $371,000, on a sales decrease of $357,000 for the nine months ended September 30, 1999. The decrease in operating segment contribution can be attributed to Moto opening four new Company stores in the third quarter of 1999. New stores incur start up costs and are not planned for a profit until the second year of operations les in the nine months is largely due to having six less mature Company stores in 1999 as compared to 1998.

Capital expenditures for Company stores increased $396,000, or 42% for the nine months ended September 30, 1999 compared to the same period a year ago, due to property and equipment purchases for the four new Company stores opened in 1999 .

Advertising expenses increased approximately $71,000, or 27% for the three months ended September 30, 1999 compared to the same period a year ago primarily due to an overall increase in advertising levels.

Depreciation and amortization expenses increased by approximately $86,000, or 32% for the third quarter 1999 and approximately $213,000, or 30% for the nine months ended September 30, 1999, compared to the same periods a year ago primarily as a result of depreciation on additions to property and equipment in Company stores from September 30, 1998 to September 30, 1999.

Interest income, which is mainly interest income from notes receivable and temporary investments of cash, decreased due to the collection of interest income in 1998 on certain notes which interest income was not being accrued for in 1998 due to the delinquent status of these notes.

Selling, general and administrative costs decreased approximately $360,000, or 20% for third quarter 1999 and approximately $534,000, or 11% for the nine months ended September 30, 1999, compared to the same periods a year ago primarily due to the closing of the telemarketing operations in December 1998.

Liquidity and Capital Resources

Cash provided by operating activities increased $269,000 in 1999 as compared to 1998, primarily due to depreciation and amortization increases of $213,000 in 1999 as compared to 1998, and inventory reductions of a late 1998 special purchase of film.

Increased purchases of property and equipment in 1999 accounted for $258,000 of the $446,000 change in net cash utilized by investing activities in 1999 as compared to 1998. Cash collections on notes receivable decreased approximately $165,000 in 1999 as compared to 1998 due to the timing of payments.

The Company's Board of Directors authorized a common stock repurchase program at June 30, 1999. The timing of the amount of stock repurchased will be dictated by the overall financial and market conditions. The Board authorized management to spend up to $500,000 to make purchases until December 31, 2000. As of September 30, 1999 management has repurchased 98,550 shares for $117,207.

A $75,000 increase in preferred dividends payments accounted for the increase in cash used in financing activities.

During the third quarter of 1999 the Company amended their credit facilities to extend the maturity dates.

Year 2000

The year 2000 issue, or Y2K, refers to computer programs or computer embedded chips which use two digits rather than four digits to define the applicable year. Any of the Company's computer software, hardware or other equipment having date sensitive software or embedded chips could recognize a "00" date as year 1900 rather than year 2000. If this happened, it could result in miscalculations or system failures which could be disruptive to normal business activities. The Company has a pl

The Company's plan for resolving Y2K issues has the following phases: assessment, remediation, testing, and implementation. The Company has completed assessment of its internal software and computer hardware that could be significantly affected by the year 2000 issue. The Company believes that it is currently Y2K compliant on all critical internal systems.

The Company has received written notification from most of its critical business partners that they are prepared for the Y2K issue. The Company has been informed by its primary bank and its depository banks that they believe they are Y2K compliant. The Company is still in the process of gathering information about the Y2K compliance status of its key third party suppliers who are not yet prepared. All suppliers have plans to be ready for the Y2K issue prior to
January 1, 2000.

The Company is in the implementation phase on certain of the older computer hardware used in its approved point of sale systems in franchise stores. A software modification is currently available, at no cost, to achieve Y2K compliance for this hardware. It will be installed in all franchise stores as they request it.

There are several versions of the Company sponsored point of sale software in use in franchise stores, all of which are believed to be Y2K compliant except for certain operating systems which are no longer supported by their provider. Accordingly, the provider will not certify as to its Y2K compliance. However, the Company has tested the software and believes that it will operate without any critical failures after December 31, 1999. The Company will continue its testing and will attem

The Company believes that all significant non-information systems are ready for the Y2K issue or has received notification that the vendors will be prepared prior to January 1, 2000. The Company plans to continue testing its operating equipment and other equipment to ensure that it is operable in 2000 and beyond.

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

While the Company believes it has an effective plan to resolve the Y2K issue in a timely manner, lack of historical experience and the forward-looking nature of the issues involved make it difficult to predict with certainty what will happen on January 1, 2000 and thereafter. It is possible that there will be disruption and unexpected business problems during the early months of 2000. The Company intends to make contingency plans if any critical systems or suppliers are identifie

Market Risk

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See Exhibit Index immediately preceding exhibits.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: November 15, 1999

EXHIBITS TO

FORM 10-Q

for the quarter ended

September 30, 1999

Copies of the following documents are filed as exhibits to this report:

No. Description

10.1 Second Amendment to Loan and Security Agreement, dated as of September 2, 1999, between Moto Photo, Inc. and The Provident Bank

10.2 First Amendment to Project Agreement, dated as of September 14, 1999, between Fuji Photo Film U.S.A., Inc. and Moto Photo, Inc.

10.3 First Amendment to Master Lease Financing Agreement, dated as of September 14, 1999, between Fuji Photo Film U.S.A., Inc. and Moto Photo, Inc.

27.0 Financial Data Schedule