Form 10-K
period 1999-12-31
MOTO PHOTO INC
filed 2000-03-27
CIK 704508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

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

$7,698,102 in Voting Common Stock

as of March 20, 2000

(last actual transaction price)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 20, 2000:

7,884,565 shares of Voting Common

0 shares of Non-Voting Common

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 annual shareholders' meeting, to be filed pursuant to Regulation 14A, are incorporated by reference into Part III.

MOTO PHOTO, INC.

FORM 10-K

For the year ended December 31, 1999

TABLE OF CONTENTS

PART I *

ITEM 1. BUSINESS *

General *

Operating Segments *

Development *

Competition *

Trade Names, Service Marks and Logo Types *

Regulation *

Royalty and Advertising *

Wholesale *

Company Stores *

The Business as a Whole *

Seasonality *

Employees *

Supply Contract *

Competition *

Expansion Plans *

Development of the System in 1999 *

Summary of Store Development *

ITEM 2. PROPERTIES *

ITEM 3. LEGAL PROCEEDINGS *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *

PART II *

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS *

ITEM 6. SELECTED FINANCIAL DATA *

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations *

General *

market risk *

Results of Operations 1999 vs. 1998 *

Results of Operations 1998 vs. 1997 *

Liquidity and Capital Resources *

year 2000 *

Forward Looking Statements *

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK. *

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA *

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE *

PART III *

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT *

ITEM 11. EXECUTIVE COMPENSATION *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. *

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 2000 annual meeting of shareholders to be filed pursuant to Regulation 14A. *

PART IV. *

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K *

SIGNATURES *

MOTO PHOTO, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

Moto Photo, Inc., together with its subsidiaries, ("the Company") is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade names and service marks of "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO."

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Operating Segments

The operating segments of the Company's business are Development, Royalty and Advertising, Wholesale, and Company Stores. Development markets the Company's franchise and recruits franchisees. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses. Company Stores operates retail photo processing and portrait stores owne

Development

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." See "Business - Trade Names, Service Marks, and Logo Types." The Company, as franchisor, licenses to the franchisee such trade names, service marks, and other proprietary names and marks. The franchisee has the righ

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, franchise shows, and the internet. At December 31, 1999, the Company had a total of eleven area developers covering twenty-four states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and for providing assistance in openin

During 1999, the Company continued to use its new store design in all new stores opening in the system. The new design, Project Aspire, is intended to appeal to the target customers of MOTOPHOTO stores and the Company believes it will complement the services the stores offer. Project Aspire will be also be used to retrofit existing stores over time.

In addition, the Company continued to use and refine its new real estate model, developed with a national real estate modeling and consulting firm, for selecting store sites and evaluating their potential for both sales and risk of failure. The Company believes that this real estate model, the MotoWizard™ program, will help choose better store sites and is also useful as a sales tool in attracting new franchisees.

The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee for each additional store opened by an existing franchisee.

During fourth quarter 1999, the Company began to offer two new programs to attract franchisees. Under its Limited Time Offer, it has lowered its initial franchise fee from $35,000 to $15,000 for first-time franchisees and to $7,500 for existing franchisees and agreed to contribute $4,000 to grand opening advertising expenses, provided the franchisee signs a franchise agreement by June 30, 2000 and opens its store by December 31, 2000. The franchisee must also agree to purchase all of it

The Company also began to offer the MotoPhoto QuickStart IISM financing program, replacing the MotoPhoto QuickStart ISM program which the Company first offered in 1998. Under the MotoPhoto QuickStart IISM program, a third party lender offers financing which enables franchisees to open a MOTOPHOTO store for a much smaller initial cash investment (currently approximately $58,900) than a franchisee who used traditional financing methods would have (currently

The Company targets for conversion into the Company's franchise system independently operated stores offering one-hour photo processing services which meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such "conversion franchises." These programs provide to the Company additional means to penetrate new market areas and to broaden the Company's base of

The Company has a program to increase the number of conversion franchises, which is used primarily by franchisees already in the System who acquire non-affiliated stores and convert them to MOTOPHOTO franchise stores. The Company has lowered its initial franchise fee for conversion franchises to $10,000. If the conversion franchisee's sales in the preceding twelve months were over $167,000, the Company will give the conversion franchisee a credit equal to 6% of the previous year's sale s

In addition to the MotoPhoto QuickStartSM program, the Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

Competition

In marketing its franchise, the Company faces general competition from franchisors of other types of businesses. The opportunities available and costs associated with other franchise operations may affect the Company's ability to market MOTOPHOTO franchises. Furthermore, with the strong economy, fewer individuals are leaving the corporate workplace to seek to operate their own businesses; the number of franchise sales leads is down throughout the franchising industry. In addition, ees face competition from other providers of photo processing services. See "The Business as a Whole - Competition" below. Accordingly, as market conditions change, it may be necessary to change some or all of the strategies discussed above.

Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO," "ONE HOUR MOTOPHOTO," "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO," and "CLUBMOTO" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", "M

The Company has devoted substantial time, effort and expense toward developing name recognition and goodwill for stores operated under the trade names of "MOTOPHOTO," "ONE HOUR MOTOPHOTO," and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO." The Company intends to maintain the integrity of its trade names, service marks and other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances wa

Regulation

The Company is subject to Federal Trade Commission ("FTC") regulation and certain state laws that regulate the offer and sale of franchises. The Company is also subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship.

Several additional states have enacted or proposed legislation concerning certain "key" aspects of the franchisor-franchisee relationship, including termination and renewal of the franchise, franchise transfers, and encroachment. Similar legislation has been proposed at the federal level. If such legislation were enacted, it could ultimately weaken the cohesiveness of franchise systems and could affect the way the Company does business in the future. The Company believes that its opera

Royalty and Advertising

The Company provides to franchisees operation, management, and marketing programs and systems and other services designed to promote the business of the franchisee. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" trade names and service marks and other proprietary names and marks of the Company. I

The Company also has devoted substantial efforts to the development of a series of manuals which provide operation and management guidelines for stores. These manuals deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. All of these manuals are the sole property of the Company but are available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement. Th e

The Company enforces a strict quality control program to ensure the high quality of products, services, and the maintenance of appearance and image of both franchised and company stores. The quality control program requires the franchisee to conduct daily testing of equipment and chemicals used in processing and printing. Store management is encouraged to stress personal service to build customer loyalty.

Generally, the franchise agreements are for a period of ten years and are renewable at the option of the franchisee if certain conditions are met. Franchise agreements for most franchises do not give franchisees a unilateral right to terminate. However, fifteen stores are operated under older agreements that allow the franchisee to terminate the agreement on three months' prior notice. Franchises are transferable only with the prior approval of the Company. Except in limited circumst a

Under the form of franchise agreement for new franchises, the Company receives a royalty of 6% of the franchisee's net retail sales and 3% of net wholesale sales. The franchise agreement requires franchisees to expend or contribute to their local advertising cooperative for advertising an amount of at least 5.5% of net retail sales. In addition, franchisees are required to pay to the Company 0.5% of net retail sales for advertising development.

Management of the Company believes that relations with franchisees are generally satisfactory.

Wholesale

The franchisee is required to purchase MOTOPHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper,

The Company has negotiated arrangements with a number of suppliers which provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive as compensation a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers. See also "The Business as a Whole - Supply Contract" below.

Company Stores

At December 31, 1999, the Company had 44 company stores in operation compared to 37 at year-end 1998. This increase in the number of Company stores was part of its plan to open stores to fill out existing markets. Although it plans to continue the majority of its growth of the system through franchises, the Company plans to open approximately five additional stores during 2000. The Company will continue to offer for sale some of its older stores that are in outlying areas. The Company

The Business as a Whole

Seasonality

Seasonal demand in the photo processing industry is at its greatest during the Christmas season and in the summer and at its lowest during the winter following the Christmas season. Demand for photo processing services during spring and fall is fairly equal.

Employees

As of February 25, 2000, the Company had 478 employees, 225 of whom are employed part-time. None of the Company's employees belongs to any labor unions, and the Company believes its relationship with its employees is good.

Supply Contract

The Company has a supply contract with Fuji in which the Company has agreed to use best efforts to have all system stores purchase Fuji products to meet the stores' requirements for photographic paper, equipment, chemistry, certain film, and other items. The supply contract has a term ending on December 31, 2001, and automatically renews every three years, absent notice from either party that it does not wish to renew. The supply contract was executed in 1992 in connection with a series

In December 1999, the Company exchanged its Series G Stock, all of which was held by Fuji, for an Amended Series G Preferred Stock issue. The Amended Series G Stock extended the mandatory redemption date from January 1, 2000 to January 1, 2003. The Amended Series G Stock is redeemable by the Company at any time in aggregate amounts of at least $1 million. No dividends will be paid. Scheduled payments of $800,000 in 2000 under the Series G Stock would have increased to $900,000 in 2001

In connection with the Amended Series G Stock transactions, the supply agreement was amended to reduce the associated revolving credit agreement by $2.7 million to $4 million. The Company executed a note to pay Fuji the $2.7 million over three years.

Fuji may terminate the supply contract and may require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, failure by the Company to make payments when due under the supply contract, failure by the Company to renegotiate prices for the Fuji products as required by the supply contract, bankruptcy or insolvency of the Company, failure by the Company to meet its obligation under other indebtedn

The terms of the Amended Series G Stock permit the holder to require redemption in cash from the proceeds of an equity offering rather in Common Stock of the Company. If the Company defaulted under the supply contract so that Fuji could require redemption of the Amended Series G Stock, the Company would have to make an offering of equity securities to obtain the funds to redeem the Amended Series G Stock if the Company chose not to redeem it in Common Stock. There is no certainty that t

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The Company's competito

Principal competitive factors in the industry are convenience, quality of service, quality of product, price, and timeliness. Centralized photo processors can offer their services at significantly lower prices than those of the Company and its franchisees, although the customer may wait several days for photo processing. The Company's one-hour concept provides the market with more timely service. In addition, personnel at MOTOPHOTO stores are trained to be able to advise customers on p

The operating history of the Company and its franchisees indicates that substantial demand exists for the one-hour photo service offered by the Company and its franchisees; however, significantly lower prices offered by already established centralized photo processing outlets and other one-hour outlets may adversely affect the business of the Company and its franchisees. Factors allowing the Company and its franchisees to realize higher prices are quality and speed of service, the variet

The photo processing industry in which the Company operates is continuing to introduce new products and services, such as digital imaging products and the 24 mm Advanced Photo System, introduced in 1997. The Company has introduced, and will continue to introduce, these products and services into its franchised and company stores as the markets for these products demonstrate commercial viability.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

Expansion Plans

The Company is planning to expand its offerings of imaging services as quickly as reasonably practicable in order to assure its market position in the rapidly changing retail photo processing industry. During 1999, the directors, officers, and senior managers of the Company, together with outside consultants, engaged in strategic planning processes and rethinking of the Company's business concept. As one result of this process, the Company has allocated funds and formed a separate manag

The Company continues to add digital imaging to the services which may be offered by MOTOPHOTO stores. The Company believes that its base of two million customers represents both an opportunity and advantage to it in the rapidly-expanding world of e-commerce and digital services. The Company is working to develop marketing strategies and services to meet those customers' digital imaging needs. During fourth quarter 1999, new equipment expanding the range of digital imaging capabilities

During 2000, the Company plans to effect system expansion through the establishment of new franchises, the conversion of profitable existing stores to MOTOPHOTO stores, and through the planned opening of Company stores. The Company is also devoting increased efforts to developing and implementing operations and training programs to improve the profitability of existing Company stores and franchised stores.

Development of the System in 1999

During 1999, the Company granted fourteen new franchises and sold one company store as a franchise, while twenty-two franchises were canceled or terminated, for a net decrease of eight franchises in the United States.

During 1999, the number of stores in foreign countries declined overall. The Company's master franchisor for Canada, Canadian Industrial Systems, Inc., granted four new franchises in Ontario, while fourteen franchises were canceled or terminated, for a net decrease of ten international franchises. The Company also has an affiliate store program in Norway. Affiliate stores are not franchises but independent stores that have the right to advertise themselves as affiliate stores of the Mot

During 1999, the Company opened or acquired thirteen new company stores. Although the Company will continue during 1999 to emphasize development of the system through franchised stores, the Company plans to open approximately five new stores in 2000. The Company will continue to offer for sale as franchises some of its stores that are in outlying areas.

Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 1998 and 1999:

	1998			1999
	U.S.	Int'l.	Total	U.S.	Int'l.	Total

Stores Open at Beginning of Year	356	77	433	333	94	427

New Stores Opened	9	22(a)	31	17	9	26
Conversions	2	1	3	5	0	5
Terminations or Non-renewals	34	6	40	23	16	39

Stores Open at End of Year	333	94	427	332	87	419

Company Stores Open at End of Year	37	0	37	44	0	44
Franchised Stores Open at End of Year (b)	296	50	346	288	40	328
Affiliate Stores Open at End of Year	0	44	44	0	47	47

Stores Under Development at End of Year (c)	18	0	18	23	1	24
Affiliate Stores Under Development at End of Year	0	4	4	0	0	0

(a) Includes eighteen affiliate stores added in Norway.

(b) As of December 31, 1999, a total of 229 franchisees owned the 288 franchised stores in the United States.

(c) Stores under development include, at year-end 1998 and 1999 one and two stores, respectively closed pending relocation and those for which a franchise agreement has been signed but which have not yet opened. There is no assurance that these stores will open.

As indicated in the chart above, a number of franchises were terminated or failed to renew in 1998 and 1999. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, and other factors typically affecting franchisee operations. In addition, 26 Norway franchises converted to affiliate stores during 1998.

Set forth below is the geographical location of the stores in operation at December 31, 1999:

Arizona	13	Kentucky	6	Oklahoma	20
California	25	Maryland	18	Pennsylvania	7
Colorado	15	Maine	1	Rhode Island	3
Connecticut	14	Massachusetts	8	Tennessee	9
Florida	3	Michigan	7	Texas	7
Georgia	7	North Carolina	1	Utah	4
Illinois	27	New Jersey	49	Virginia	23
Indiana	3	New York	18	Wisconsin	4
Kansas	3	Ohio	26

		District of Columbia 11

		Canada 40

Affiliate Stores:		Norway 47

ITEM 2. PROPERTIES

The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. There are two five-year renewal options on the lease. These offices are leased from a partnership controlled by certain officers and/or directors o

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will be able to secure additional facilities as it expands its operations.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately six MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1999, the Company was the lessee or ass i

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal proceedings that it believes are routine and incidental to its business. These actions are being contested and defended. Management of the Company is of the opinion that such actions are not likely to result in any liability that would have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock that the Company has issued are Voting Common. At March 1, 2000, there were approximately 799 record holders and approximately 1,291 beneficial holders of the Company's Voting Common. The Company's Voting Common trades on The NASDAQ Small-Cap MarketSM under the symbol "MOTO."

The following table sets forth for the periods indicated the range of high and low last actual transaction prices for the Company's Voting Common, as reported by The NASDAQ Small-Cap MarketSM. The stock prices shown do not include mark-ups, markdowns, and commissions.

		Voting Common Price
		High	Low

1998:
	First Quarter	$ 2.81	$ 2.25
	Second Quarter	2.63	1.50
	Third Quarter	2.00	1.31
	Fourth Quarter	1.88	1.00

1999:
	First Quarter	$ 1.63	$ 1.00
	Second Quarter	1.25	0.94
	Third Quarter	2.25	0.94
	Fourth Quarter	1.50	0.47

The Company has never declared a cash dividend on any class of its common stock. It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to pay debt. The Company may not pay any dividends on common stock so long as any Amended Series G Stock is outstanding. Should the Amended Series G Stock be redeemed, any payment of cash dividends on common stock in the future will depend upon the amount of funds legally avai

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company is set forth below

Year Ended December 31
	1999	1998	1997	1996	1995

Revenue	$ 36,844,251	$ 37,436,873	$ 41,897,343	$ 43,287,566	$ 42,217,722

Net Income (Loss)	$ 1,653,543	$ 1,690,253	$ 1,703,535	$ 1,073,873	$ (5,673,647)

Net Income (Loss) Applicable
to Common Shares	$ 1,388,432	$ 1,415,691	$ 1,420,707	$ 784,583	$ (5,307,782)

Net Income (Loss) Per Common Share - basic	$ .18	$ .18	$ .18	$ .10	$ (.69)
Share - diluted	$ .12	$ .18	$ .18	$ .10	$ (.69)

Working Capital (Deficit)	$ 4,349,506	$ 3,482,451	$ 3,231,884	$ (250,611)	$ (1,551,817)

Stockholders' Equity	$ 5,756,792	$ 4,920,906	$ 3,771,156	$ 2,538,198	$ 1,908,325

Long-Term Obligations	$ 10,037,325	$ 9,064,001	$ 9,783,805	$ 8,207,762	$ 7,895,652

Total Assets	$ 23,916,814	$ 21,933,793	$ 21,038,115	$ 20,485,212	$ 21,324,474

Common Shares Outstanding (1)	7,814,063	7,816,165	7,793,905	7,785,973	7,687,249

Number of Stores Open	419	427	433	444	447

(1) Weighted-Average Common Shares Outstanding - Basic

The Company has never paid a cash dividend on its common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through the granting of franchises, conversion of independent stores, and acquisitions, Moto Photo, Inc. and its subsidiaries ("the Company") have developed a system of 419 operational stores, including 47 affiliate stores in Norway, at December 31, 1999 compared to 427 operational stores, including 44 affiliate stores, at December 31, 1998.

Systemwide sales, which include sales by franchisees, were approximately $140,000,000 in 1999 compared to $143,000,000 in 1998. The Company goal is to expand its basic store concept to increase the average sale per store from approximately $400,000 per year to over $600,000 by 2005. To facilitate this concept expansion, the Company has established a separate management team that is responsible for identifying, testing, and presenting implementation plans for new services, products and i

To fund this initiative, the Company has re-examined programs and functions and has eliminated or is eliminating those that have been determined to be marginal or modest contributors. However, contributions from these changes will likely not be sufficient to fully fund these initiatives and accordingly, there is a likelihood of lower profit in the next two years. The Company is budgeting $500,000 per year for the next two years for these expansion efforts.

Furthermore, to facilitate growth, management is examining "new economy" opportunities. The term "new economy" is used to categorize the rapid expansion of the Internet and its implication for businesses and the relatively high market capitalization achieved by "dot.com" companies. Management believes that the transformation to the new economy will be shaped by emerging technologies and the Internet. To enhance shareholder value, the Company is examining ways to participate in this gro

The Company believes that successful implementation of the above strategies will make its franchise investment opportunity more attractive to prospects and will make its Company stores more profitable. This will lead to system growth through granting of new franchises, conversion of independent stores to franchise stores, and opening and or acquiring new Company stores.

The Company's experience suggests the more system stores in a local market, the better individual stores in that market perform. Therefore, growth in existing markets and opening new markets with multiple stores are important for the Company's long-range growth.

The Company operates primarily in the specialty retail channel of the photo processing industry (see "Item 1. Business Competition" on page 3). There is a consolidation of photographic specialty retail outlets occurring and the Company estimates that the three largest chains, of which the Company is one, have approximately 35-40% of the U.S. specialty retail photo processing market. The Company estimates its share at approximately 8% of the U.S. stand-alone one-hour processing market.

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

Market Risk

The Company has market risk exposure to interest rates. At December 31, 1999, the Company has interest bearing debt obligations that are subject to market risk exposure relating to changes in interest rates. At December 31, 1999, $4,227,981 of outstanding debt is at fixed rates with a weighted-average interest rate of 8.8% and $3,472,088 is at variable rates with a weighted-average rate of 9.4%. The estimated fair value of the Company's debt at December 31, 1999 is equal to its carryin

The aggregate annual maturities of the Company's variable interest debt obligations for the five years subsequent to December 31, 1999 are as follows: $905,053, $961,064, $586,064, $586,064 and $433,843.

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in U.S. dollars and the majority of the key supplier's manufacturing is currently done domestically. However, costs of certain photoprocessing equipment could be influenced by exchange rates.

Results of Operations 1999 vs. 1998

In 1999 the Company recorded net income of $1,653,543, or $.18 per common share basic and $.12 per common share diluted. This compared to net income of $1,690,253, or $.18 per common share basic and $.18 per common share diluted in 1998.

Development segment revenue decreased $135,000, or 24.2% in 1999 compared to 1998, primarily due to $100,000 of revenue in 1998 from the sale of development rights in Canada. The decreased revenue led to a decrease of $66,000 in operating segment contribution.

During 1999 the Company modified its MotoPhoto QuickStartSM financing program and introduced the QuickStart IISM financing program. Along with this new financing program, the Company restructured its franchise offering and has a lower cost franchise fee program for stores that open by December 31, 2000. The Company believes that these modifications are making its franchise business opportunity more attractive to potential prospects and will lead to an increase in t

Company store revenue declined $150,000, or 1% in 1999 compared to 1998. One Company store was sold to a franchisee in 1999 and three others were closed. Additionally, the Company opened seven new Company stores during the year and acquired six stores including two from a franchisee. However, these openings and acquisitions occurred over the last six months of 1999 and, hence, only contributed low start-up level revenue for a partial year.

The change in mix in stores along with a 1.7% comparable store sales decrease accounted for the 1% decrease in revenue. Operating segment contribution declined $430,000 as a result of the opening of the new stores, which were responsible for $309,000 of the decline with increased allocations of overhead expenses primarily accountable for the balance. The Company plans to open approximately five Company stores in 2000. Company store revenue as a result of the openings in 1999 and 2000 s

Royalty and advertising revenue decreased $186,000, or, 3.5% in 1999 compared to 1998 due to a decrease in eight stores during the year offset by a 1.3 % comparable store sales increase and a decrease in revenue earned from rebates on franchisee's equipment purchases. This decrease in revenue led to a $186,000 decrease in operating segment contribution. The Company anticipates modest growth in royalty and advertising revenue as a result of increases in comparable franchise store sales a

Wholesale revenue increased $146,000, or 0.8% in 1999 compared to 1998. The increases in revenue are due to a reversal of the sales declines the Company suffered during the first half of 1998 due to uncompetitive pricing on certain products, primarily photographic paper and film, offset by lost revenue of $426,000 contributed in 1998 by telemarketing which was closed in 1998. The increased revenue, lower costs of certain products for resale, the absence of the telemarketing operation co

In 1999, the Company disposed of certain fixed assets from its stores at a loss aggregating $99,000 compared to a $137,000 loss in 1998 from the same activity. Also, in 1998 the Company closed its telemarketing operation creating a loss on disposal of furniture and fixtures, and leasehold write-offs totaling $75,000. The Company disposes of various fixed assets in the course of its business and will likely continue to do so in 2000 and future years. It is not possible to predict the ti

Selling general and administrative expenses decreased by $796,000, or 12% in 1999 compared to 1998 primarily as a result of $840,000 reduced expenses from closing the telemarketing operation.

Depreciation and amortization expenses increased $254,000, or 25% for 1999 as compared to 1998. Additions to property and equipment in Company stores led to increased depreciation of $267,000. Depreciation in the wholesale segment decreased $75,000 due to the absence of telemarketing. In 2000, depreciation and amortization expenses will continue to increase to approximately $1.6 million due to investments made in new company stores in late 1999 and during 2000.

Interest expense in 1999 increased $68,000 from 1998, primarily because of the Company's short-term bond transaction. Interest income, which is primarily from notes receivable and temporary investments of cash, decreased $155,000 in 1999 compared to 1998, due to greater collections in 1998 of interest on notes classified as non-performing. The Company anticipates interest income in 2000 to approximate the 1999 amount.

Income tax benefit in 1999 was $403,000, with an effective tax benefit rate of 32% compared to a tax benefit of $360,000 and an effective tax benefit rate of 27% in 1998. The tax benefits are due to the closing of certain Company stores which created a deductible tax expense for assets previously written off for book purposes, generating a realization of tax deductions for which no deferred tax asset recognition was available as of December 31, 1998. Additionally, the Company decreased deferred tax assets because it developed strategies which will make it more likely than not that the Company will be able to realize tax benefits from deferred tax assets related to capital loss carryforwards. The Company believes that it will show "fully taxed" book earnings in 2000.

Results of Operations 1998 vs. 1997

In 1998 the Company recorded net income of $1,690,253, or $.18 per common share (basic and diluted), compared to net income of $1,703,535 or $.18 per common share (basic and diluted), in 1997.

Development segment revenue increased $78,000, or 16%, in 1998 compared to 1997, due primarily to the sale of development rights to Canada that was partially offset by 11 U.S. franchise openings in 1998 versus 14 in 1997. Costs associated with the introduction of the MotoPhoto QuickStartSM financing program more than offset the increased revenue.

Company store revenue declined by $3.4 million, or 20%, in 1998 compared to 1997. One Company store was sold to a franchisee in 1998 and five others were closed. The decrease in Company store sales and related expenses was a result of the decrease in the number of Company stores operated and, along with a 3% or $437,000 decrease in Company comparable store sales, led to a decreased contribution from the Company store segment.

Royalty and advertising revenue increased $157,000 or 3% in 1998 compared to 1997 primarily due to a 4% increase in comparable franchise store sales offset by fewer stores. This increase in revenue was approximately equal to the increase in costs and expenses in this segment.

Wholesale revenue decreased $1.5 million, or 8%, in 1998 compared to 1997. During the first half of 1998 the Company suffered sales declines due to uncompetitive pricing on certain products, primarily photographic paper and film. In the third and fourth quarter of 1998, the Company lowered certain prices to remain competitive and also obtained cost concessions from its vendors late in the year. The Company estimates that approximately 6% of its 1997 revenue was lost in 1998 due to fra n

In 1998, the Company closed its telemarketing operation and incurred a loss on the disposal of equipment, furniture, and fixtures and wrote off unamortized leaseholds totaling $75,443. No further losses from telemarketing are anticipated in 1999 and subsequent years. The Company also disposed of certain fixed assets from its stores at a loss aggregating $136,858.

Selling, general and administrative expenses decreased $288,000, or 4%, in 1998 compared to 1997, primarily due to reduced bonuses paid on lower pretax profits.

Advertising expenses decreased by $33,000, or 3%, in 1998 compared to 1997, due to decreases associated with there being fewer Company stores, which more than offset the increases associated with the initiation of the MotoPhoto QuickStart SM program.

Depreciation and amortization expenses increased by $168,000, or 20%, in 1998 compared to 1997 primarily as a result of depreciation on additions to property and equipment in Company stores.

Interest expense decreased $34,000, or 8%, in 1998 compared to 1997, due to lower levels of interest bearing debt. Interest and investment income, which is primarily interest income from notes receivable and temporary investments of cash, increased in 1998 due to improved liquidity and collection of interest on certain non-performing notes.

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

Liquidity and Capital Resources

In 1999, the Company's operating activities provided $1.1 million more cash than in 1998 due to increased collections on accounts receivable, less cash required for inventory increases in 1999 than in 1998, and an increase in accounts payable due to timing of expenditures offset by the transfer of $1.2 million to a note payable..

In 1998 the Company's operating activities provided $1.6 million more cash than in 1997. The primary reason for the increase was a decrease in payments on accounts payable in 1998 versus unusually high payments on payables otherwise due in 1996. This decrease was offset by an increase in inventory generated by stockpiling certain products at year-end.

In 1999 the combined allowances on notes and accounts receivable decreased $277,000 due to the charge offs exceeding current year provisions. Current year provisions were able to be reduced due to a more stringent credit practice. Allowances of $362,000 were transferred from account receivable allowances to notes receivable allowances when the Company obtained notes from certain franchisees whose accounts were excessively delinquent.

It is likely that cash provided by operations will decrease in 2000 due to lower net income and less cash generated from decreases in accounts receivable.

In 1998 the combined allowances on current notes receivable and long-term notes receivable increased $382,000 as a result of the transfer of $432,000 from accounts receivable allowances to notes receivable allowances when the Company obtained notes from certain franchisees whose accounts were excessively delinquent. This also accounts for a corresponding decrease in the allowance from accounts receivable.

In 1999, net cash utilized in investing activities was $350,000 more than in 1998. Purchases of property and equipment plus acquisitions increased by $1,000,000 in 1999 as compared to 1998, primarily as a result of opening seven Company stores, acquiring six stores and continuing to replace equipment and expand services in its older Company stores. In 2000, the Company plans to open approximately five stores and to reduce the level of its equipment replacement and service expansion in e

In 1998 net cash utilized by investing activities was $905,000 as compared to net cash provided by investing activities of $439,000 in 1997. Increased purchases of property and equipment in 1998 accounted for about $900,000 of the change with about $400,000 more accounted for by lower proceeds on sales of assets.

In 1999 the Company borrowed $1,680,000 for capital expenditures, made principal payments of $1,543,000, dividend payments of $700,000, and purchased common shares for treasury stock of $179,000, accounting for the $741,000 net cash utilized in financing activities. The Company has no cash dividend obligations in 2000. It will probably reduce bank borrowing in 2000 but will finance its new Company stores by capitalized leases. The Company is not able to predict whether and when additio

In 1998 the Company borrowed $1.25 million for capital expenditures and made principal payments of $1.9 million that, along with dividend payments, generated a $1.2 million use of cash from financing activities.

The Company's material capital commitments consist primarily of long-term obligations (See Notes E and F). Funds for repaying these commitments are anticipated to be generated primarily from operations and from working capital in 2000 and beyond.

The Company has available a $1.5 million line of credit, none of which was borrowed as of December 31, 1999. This line expires April 30, 2001. The Company believes this is adequate to finance its seasonal working capital needs.

At December 31, 1999, the Company had working capital of $4.35 million. The Company has often operated with a working capital deficit and believes the nature of its business allows it to operate adequately with a working capital deficit. The factors that contribute to this are the substantial percentage of sales from cash, favorable terms with suppliers, non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit to meet seasonal needs. The working capital in 2000 due to the factors discussed above.

On December 31, 1999, the Company had income tax loss carryforwards, tax credits and deductible temporary differences with a tax benefit of approximately $2.1 million. The tax benefit of these carryforwards has a $915,000 valuation allowance for financial reporting purposes (See Note I). These items, if and when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets.

The Company has $10,000,000 of Amended Series G Stock outstanding which is due in 2003 (See Note G and "Item 1. Business - Supply Contract and Amended Series G Preferred Stock" on page 7). These shares can be retired only by an exchange for common shares or from the proceeds of an equity offering. The Company is uncertain at this time as to how the Amended Series G Stock will be retired.

Year 2000

The Company has completed the changes required to ensure that all software, hardware, operating equipment and third-party service providers will function properly with respect to dates in the Year 2000 and thereafter. These changes did not require any material incremental costs. As of the date of this report, the Company's ability to provide services has not been adversely affected by Year 2000 issues. The Company continues to monitor its systems and providers.

Forward Looking Statements

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its expe

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 2000 annual meeting of shareholders to be filed pursuant to Regulation 14A.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
    The following documents are filed as part of this report:
    Financial Statements: See Financial Statements and Schedules immediately following signature page of this report.
    Exhibits: See Exhibit Index immediately preceding Exhibits
    Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President

Date: March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael F. Adler March 27, 2000

Michael F. Adler Chairman of the Board,

Chief Executive

Officer, and Director

(Principal Executive

Officer)

/s/ David A. Mason March 27, 2000

David A. Mason Executive Vice President,

Treasurer, Assistant

Secretary, and Director

(Principal Financial

Officer)

/s/ Frank M. Montaño March 27, 2000

Frank M. Montaño President and Chief Operating

Officer

/s/ Frank W. Benson March 27, 2000

Frank W. Benson Director

/s/ D. Lee Carpenter March 27, 2000

D. Lee Carpenter Director

/s/ Leslie Charm March 27, 2000

Leslie Charm Director

/s/ Dexter B. Dawes March 27, 2000

Dexter B. Dawes Director

/s/ Harry D. Loyle March 27, 2000

Harry D. Loyle Director

/s/ James F. Robeson Director March 27, 2000

James F. Robeson

/s/ Alfred E. Lefeld March 27, 2000

Alfred E. Lefeld Vice President and Controller

(Principal Accounting Officer)

Report of Independent Auditors

The Board of Directors and Stockholders

Moto Photo, Inc.

We have audited the accompanying consolidated balance sheets of Moto Photo, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by ma valuating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement s

/s/ Ernst & Young LLP

Ernst & Young LLP

Dayton, Ohio

February 11, 2000

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	1999	1998

Assets
Current Assets:
Cash	$ 3,953,375	$ 2,918,396
Accounts receivable, less allowances of $636,000 in 1999 and $1,138,000 in 1998	4,015,690	4,188,807
Notes receivable, less allowances of $89,000 in 1999 in $172,000 in 1998	281,669	437,669
Inventory	2,381,148	2,457,950
Income taxes receivable	390,000	-
Deferred tax assets	1,063,000	1,213,000
Prepaid expenses	276,777	116,081
Total current assets	12,361,659	11,331,903

Property and equipment, net	5,315,573	3,712,064

Other assets:
Notes receivable, less allowances of $1,536,000 in 1999 and $1,228,000 in 1998	1,393,440	1,897,755
Cost of franchises and contract acquired	120,293	155,688
Goodwill, net	3,635,596	3,728,816
Deferred tax assets	130,000	57,000
Other assets	960,253	1,050,567
Total assets	$ 23,916,814	$ 21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	December 31
	1999	1998

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,725,527	$4,251,043
Accrued payroll and benefits	736,771	560,901
Accrued expenses	903,125	1,192,968
Current portion of long-term obligations	2,403,000	1,534,000
Other	243,730	310,540
Total current liabilities	8,012,153	7,849,452

Long-term debt	9,498,069	8,775,360
Capitalized leases	539,256	288,641
Deferred revenue	110,544	99,434
Total liabilities	18,160,022	17,012,887

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G (Amended Series G in 1999) cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000
Issued andoutstanding shares - 7,884,528 in 1999 and 7,833,573 in 1998	78,845	78,336
Treasury stock (151,300 shares at par in 1999)	(1,513)	-
Paid-in capital	6,030,523	6,404,734
(Deficit) retained earning subsequent to June 30, 1991	(361,063)	(1,572,164)
Total stockholders' equity	5,756,792	4,920,906
Total liabilities and stockholders' equity	$23,916,814	$21,933,793

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	1999	1998	1997

Revenue

Sales and other revenue	$36,586,454	$36,911,786	$41,532,923
Interest income	258,067	413,087	364,420
Other income	-	112,000	-
	36,844,521	37,436,873	41,897,343

Expenses

Cost of sales and operating expenses	26,725,091	26,645,279	29,820,906
Selling, general, and administrative expenses	5,794,632	6,590,751	6,841,931
Advertising	1,324,990	1,300,988	1,333,934
Depreciation and amortization	1,269,909	1,015,611	847,509
Interest expense	479,356	411,610	445,141
Impairment charge	-	142,381	104,387
	35,593,978	36,106,620	39,393,808

Income before income taxes	1,250,543	1,330,253	2,503,535

Income tax benefit (expense):
Current	326,000	172,000	(731,000)
Deferred	77,000	188,000	-
Charge in lieu of income taxes	-	-	(69,000)
	403,000	360,000	(800,000)
Net income	1,653,543	1,690,253	1,703,535

Preferred stock dividend requirement	(265,111)	(274,562)	(282,828)

Net income applicable to common shares	$1,388,432	$1,415,691	$1,420,707

Net income per common shares - basic	$0.18	$0.18	$0.18
Net income per common share - diluted	$0.12	$0.18	$0.18

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Series G Preferred Stock					(Deficit)
	(Amended Series G in 1999)		Common Stock			Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 1996	1,000,000	$ 10,000	7,785,973	$ 77,860	$ 6,858,900	$ (4,408,562)	$ 2,538,198

Common stock issued			17,000	170	35,253		35,423
Preferred stock dividend requirement					(317,172)	(282,828)	(600,000)
Warrants issued					25,000		25,000
Use of net operating loss carryforward					69,000		69,000
Net income						1,703,535	1,703,535
Balance at December 31, 1997	1,000,000	10,000	7,802,973	78,030	6,670,981	(2,987,855)	3,771,156

Common stock issued			30,600	306	59,191		59,497
Preferred stock dividend requirement					(325,438)	(274,562)	(600,000)
Net income						1,690,253	1,690,253
Balance at December 31, 1998	1,000,000	10,000	7,833,573	78,336	6,404,734	(1,572,164)	4,920,906

Common stock issued			50,955	509	60,678		61,187
Treasury shares			(151,300)	(1,513)		(177,331)	(178,844)
Preferred stock dividend requirement0					(434,889)	(265,111)	(700,000)
Net income						1,653,543	1,653,543
Balance at December 31, 1999	1,000,000	$ 10,000	7,733,228	$ 77,332	$ 6,030,523	$ (361,063)	$ 5,756,792

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

	Year ended December 31
	1999	1998	1997
Operating activities
Net income	$ 1,653,543	$ 1,690,253	$ 1,703,535
Adjustments to reconcile net cash provided by operating activities:
Impairment charge - goodwill	-	88,618	30,887
Impairment charge - property and equipment	-	53,763	73,500
Depreciation and amortization	1,269,909	1,015,611	847,509
Charge in lieu of income	-	-	69,000
Provision for losses on inventory and receivables	(322,000)	543,031	908,377
Notes receivable increases as a result of franchise activities	(20,000)	(17,422)	(19,000)
Gain on short term bond trade	(474,610)	-	-
Loss on sale of store	3,962	646	48,280
Loss on fixed asset disposal and close of telemarketing	99,218	212,301	-
Issuance of stock for directors fees	61,187	37,622	35,253
Increase (decrease) resulting from changes in (other than changes resulting from acquisitions):
Accounts receivable	545,655	(678,631)	(374,471)
Inventory and prepaid expenses	38,832	(1,241,275)	54,795
Income tax receivable	(390,000)	-	-
Deferred taxes	77,000	(188,000)	-
Accounts payable, accrued payroll, benefits, and accrued expenses	545,515	266,076	(3,167,576)
Deferred revenue and other current liabilities	(55,700)	109,656	78,009
Net cash provided by operating activities	3,032,511	1,892,249	288,098

Investing activities
Purchases of property and equipment	(2,048,237)	(1,368,316)	(477,513)
Acquisition of Company stores	(341,700)	-	-
Issue notes receivable	(153,478)	-	-
Payments received on notes receivable	781,179	643,253	509,848
Other assets	(9,236)	(241,113)	(45,616)
Proceeds from sale of property and equipment	40,512	61,000	452,606
Purchase of U.S. Treasury Bond investments	(75,011,718)	-	-
Sale of U.S. Treasury Bond investments	75,486,328	-	-
Net cash (utilized in) provided by investing activities	(1,256,350)	(905,176)	439,325

Financing activities
Proceeds from revolving line of credit and long-term borrowing	1,680,320	1,250,000	9,324,274
Prinicpal payments on revolving line of credit, long-term debt and capital lease obligations	(1,542,658)	(1,879,804)	(7,711,389)
Payments of preferred dividends	(700,000)	(600,000)	(600,000)
Purchase of common shares for treasury stock	(178,844)	-	-
Common shares issued	-	21,875	-
Net cash (utilized in ) provided by financing activities	(741,182)	(1,207,929)	1,012,885

Increase (decrease) increase in cash	1,034,979	(220,856)	1,740,308
Cash at beginning of year	2,918,396	3,139,252	1,398,944
Cash at end of year	$ 3,953,375	$ 2,918,396	$ 3,139,252

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A. The Company

Moto Photo, Inc. and its subsidiaries ("the Company") is engaged in the franchising and ownership of stores offering one-hour processing services, portrait and related imaging services and merchandise under the trade names and service marks of "ONE HOUR MOTOPHOTO", "MOTOPHOTO" and "ONE HOUR MOTOPHOTO & Portrait Studio" and related marks.

At December 31, 1999 the 419 stores of the Moto Photo system included 288 Franchise stores in the United States, 44 Company stores in the United States, 40 stores in Canada and 47 affiliate stores in Norway. During 1999, the Company awarded nine franchises, refranchised one Company store, opened or acquired 13 Company stores, converted five independent stores to franchises, and closed 23 stores.

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

Accounts and Notes Receivable

Accounts and notes receivable are composed primarily of accounts and notes due from various franchisees. The notes receivable carry interest rates which approximate the prevailing interest rate at the time of the notes receivable inception. The carrying value of each account and note receivable is evaluated to determine if facts and circumstances suggest the receivable has become impaired. If the review indicates that a note has become impaired as determined by an analysis of creditwor

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first in, first out cost method. Inventory is shown net of allowances of $111,000 in 1999 and $150,000 in 1998.

B. Summary of Significant Accounting Policies (continued)

Property and Equipment

The cost of equipment and leasehold improvements is capitalized. Maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized. When equipment is retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations.

Property and equipment, including capitalized leases, are depreciated or amortized by the straight-line method over the estimated useful lives, primarily up to eight years for processing equipment, up to five years for furniture, fixtures, and automobiles, and up to three years for software and hardware and over the lesser of the remaining term of the lease or the lives of the leasehold improvements.

Cost of Franchises and Contracts Acquired

Franchises and contracts acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $715,679 in 1999 and $688,513 in 1998.

Goodwill

The excess of the cost over the fair value of the net assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill recorded after January 1, 1999 is being amortized over a period not to exceed 15 years. Goodwill is shown net of accumulated amortization of $2,035,497 in 1999 and $2,255,130 in 1998.

Long Lived Assets

The carrying value of long lived assets, including goodwill and property, plant and equipment related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dis

Non-Compete Agreements

The Company amortizes non-compete agreements by the straight-line method over the life of the contract.

Revenue Recognition

Franchise fees are recognized as revenue when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned

B. Summary of Significant Accounting Policies (continued)

store revenue is recognized as sales are made. Revenue for the sale of ClubMoto plans is deferred and recognized over the 12-month life of the plan. Merchandise revenue is recognized when the goods are shipped. In 1998, the Company's master licensor for the province of Ontario, Canada, signed a new master license agreement for the development of franchises throughout Canada. The Company recognized $100,000 in 1998 for the sale of these rights.

Profit Sharing Plan

The Company sponsors a profit sharing plan covering all employees who meet certain eligibility requirements. The Company makes matching contributions to the Plan. Additionally, the Company may make discretionary contributions, which are subject to the approval of the Board of Directors. Profit sharing expense was $95,635 in 1999, $94,793 in 1998, and $127,899 in 1997.

Stock-Based Compensation

The Company accounts for stock-based compensation under the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25)," and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity. No amounts are charged or credited to operations.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is "more likely than not" the assets will not be realized.

Supplemental Non-cash Investing and Financing Cash Flow Information

In 1999, the Company made $559,658 of capital expenditures by entering into capitalized lease transactions for $459,658, assuming a $60,000 note in connection with an acquisition and $40,000 by transfer from other assets. Capital expenditures of $186,500 in cash were made in connection with acquisitions of stores (See Note N). Additionally, the Company transferred $1,515,000 from a revolving credit agreement and $1,185,004 from accounts payable to a $2,700,004 note payable.

Advertising

Advertising costs are charged to expense on the first showing of the ad. The Company had no prepaid advertising costs at December 31, 1999 or 1998.

B. Summary of Significant Accounting Policies (continued)

Net Income Per Common Share - Basic and Diluted

Basic income per common share is based on the weighted-average number of common shares outstanding during the respective periods. Diluted income per common share is based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and other common stock equivalents.

	1999	1998	1997

Numerator:
Net income	$ 1,653,543	$ 1,690,253	$ 1,703,535
Preferred stock dividend requirement	(265,111)	(274,562)	(282,828)
Numerator for basic earnings per share--income available to common shareholders	1,388,432	1,415,691	1,420,707

Effect of dilutive securities:
Series G preferred dividend requirement	700,000	0	0
Numerator for diluted earnings per share--income available to common stockholders after effect of dilutive securities	$ 2,088,432	$ 1,415,691	$ 1,420,707

Denominator:
Denominator for basic earnings per share-weighted-average share outstanding	7,814,063	7,816,165	7,793,905

Effect of dilutive securities:
Employee stock options	4,348	115,245	101,034
Convertible Series G preferred	9,517,030	0	0
Denominator for diluted earnings per share--adjusted weighted-average shares and dilutive securities	17,335,441	7,931,410	7,894,939

Stores for Resale

Certain Company stores are offered for sale as franchises. The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is franchised, sales, results of operations, and related assets and liabilities are included with those of the Company stores in the respective line item in the financial statement. The Company sold one store in 1999, one store in 1998, and six stores in 1997.

B. Summary of Significant Accounting Policies (continued)

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the decision-making group in deciding how to allocate resources. The Company has eight business units. The business units have been aggregated into four operating segments with each segment representing a strategic segment that offers different products and services. The accounting policies of the reportable segments are the same as t h

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts from prior years have been restated to conform to the presentation used in 1999.

C. Property and Equipment

The following is a summary of property and equipment as of December 31:

	1999	1998

Equipment and other property	$ 8,814,841	$ 7,801,086
Leasehold improvements	2,902,803	2,601,003
Furniture and fixtures	1,384,962	1,029,420
	13,102,606
Less accumulated depreciation and amortization	7,787,033	7,719,445
Net book value	$ 5,315,573	$ 3,712,064

Depreciation expense on property and equipment including amortization of assets recorded under capital was $1,064,282 in 1999, $813,462 in 1998 and $653,822 in 1997.

D. Other Assets

Other assets as of December 31 include the following items, net of accumulated amortization of $287,500 in 1999 and $262,500 in 1998:

	1999	1998

Non-compete agreements	$ 712,500	$ 737,500
Other	247,753	313,067

E. Long-Term Debt

The detail of long-term debt as of December 31 is:

	1999	1998

Note payable to bank due January 2002 with interest at 9.29% per annum	$ 1,470,017	$ 2,124,360

Note payable to bank due January 2002 with interest at 9.5% (prime rate plus 1%)	750,000	1,125,000

Note payable to bank due January 2004 with interest at 9.0% (prime rate plus 1/2%)	1,041,768	1,250,000

Note payable to bank due January 2005 with interest at 9.5% (prime rate plus 1%)	1,680,320	-

Revolving credit agreements with supplier, non-interest bearing, due June 2002	4,000,000	5,515,000

Note payable to supplier due January 2003 with interest at 8.5% per annum.	2,700,004	-

Note payable to bank due October 2007 with interest at 9.5%	57,960	-
	11,700,069	10,014,360

Portion classified as current	2,202,000	1,239,000
	$ 9,498,069	$ 8,775,360

At December 31, 1999, the Company had an unused line of credit with a bank for $1,500,000 at prime plus .50% through April 2001. The Company pays a commitment fee of .25% per annum on the unused portion of the line of credit. The carrying value of all debt approximates fair value.

The aggregate annual maturities on long-term debt for the five years subsequent to December 31, 1999 are $2,202,000, $2,561,253, $5,630,917, $842,877 and $385,339. Interest paid in 1999, 1998, and 1997 was $475,761, $399,400, and $436,808, respectively.

Long-term debt and borrowings on the line of credit are secured by substantially all of the Company's assets. The revolving credit agreement requires the Company and its franchisees collectively to purchase certain amounts of their requirements for specified products including paper and film through the supplier. Certain of the long-term obligations contain restrictive covenants; the Company was in compliance with them at December 31, 1999.

F. Leases

The detail of property and equipment included the following capitalized lease obligations at December 31 is:

	1999	1998

Processing equipment	$ 1,144,117	$ 832,187
Less accumulated amortization	303,880	261,714
	$ 840,237	$ 570,473

Future minimum lease payments for capitalized leases at December 31, 1999 are as follows:

Year ending December 31

2000	$ 265,814
2001	147,423
2002	89,300
2003	85,110
2004	96,065
2005 and thereafter	353,925
Total minimum lease payments	1,037,637
Less: amount representing interest ranging from 5.7% to 11.5%	297,381
Present value of minimum lease payments	740,256
Current portion	201,000
Capitalized leases	$ 539,256

During 1999, 1998, and 1997, the Company incurred or assumed capital lease obligations aggregating $459,658, $0, and $679,300, respectively, in connection with equipment purchases.

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases autom

In 1998 the Company sold the lease rights for a store location which increased net income by approximately $112,000.

F. Leases (continied)

At December 31, 1999, noncancelable operating leases provide for the following minimum annual obligations and sublease rentals:

	Lease Obligations	Sublease Rentals	Net Lease Obligations

2000	$ 2,489,824	$ 253,354	$ 2,236,470
2001	2,346,595	169,788	2,176,807
2002	1,900,102	78,599	1,821,503
2003	1,330,578	68,936	1,261,642
2004	1,018,872	12,498	1,006,374
2005 and thereafter	2,624,667	-	2,624,667
Totals	$	$	$

G. Stockholders' Equity

The Company has authorized 30,000,000 voting common shares and 1,000,000 non-voting common shares. None of the non-voting common shares are outstanding and, unless otherwise stated, any reference herein to common shares refers to voting common shares.

On December 30, 1999 the Company exchanged its Series G Preferred Shares ("Series G Stock") for non-voting Amended Series G Preferred Shares ("Amended Series G Stock"). The book value of the Amended Series G Stock is $6,040,523. The Amended Series G Stock is redeemable at any time by the Company. The holder can redeem the Amended Series G Stock on January 1, 2003. The Series G Stock had an annual dividend per share of $.70 in 1999 and $.60 in 1998 and 1997. In 1999, 1998, and 1997 ,

Redemption must be in either the Company's common shares at 90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock. If redemption does not occur in 2003, the Company is obligated to make penalty payments of $.90 per share in 2003 and $1.00 per share per annum thereafter.

The holder of the Amended Series G Stock also holds warrants to purchase 1,000,000 common shares at $2.38 per share, subject to adjustment in certain events, through September 2002. In addition, in 1997 the Company granted 50,000 warrants, each of which entitles the holder to purchase one common share for $1.94 through September 2002. The warrants are anti-dilutive for diluted earnings per share calculations for all years.

As of December 31, 1999, 12,032,830 shares of common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

G. Stockholders' Equity (continued)

The Company's Board of Directors authorized a common stock repurchase program at June 30, 1999. The timing of the amount of stock repurchased will be dictated by the overall financial and market conditions. The Board authorized management to spend up to $500,000 to make repurchases until December 31, 2000. As of December 31, 1999 the Company has repurchased 151,000 shares for $178,844.

H. Stock Based Compensation

The Company has several incentive plans under which the Board of Directors or the Compensation Committee ("the Committee") of the Board of Directors may grant awards to directors, officers and key managerial, administrative, and professional employees of the Company. Awards may consist of incentive, non-qualified, and deferred compensation stock options, stock appreciation rights, restricted stock and restricted unit grants, performance equity and performance unit grants, and any other s

The following summarizes the shares option activity for the years ended December 31:

	1999		1998
	Common Shares	Average Price	Common Shares	Average Price

Outstanding at beginning of year	1,334,081	$2.06	1,015,966	$1.99
Granted	142,669	$1.12	406,219	$2.32
Expired	(115,608)	$1.90	(88,104)	$2.47
Outstanding at end of year	1,361,142	$1.99	1,334,081	$2.06
Exercisable at end of year	809,535		755,956

The exercise price of all options granted has been at least equal to the market value at the date of grant. The options generally expire five years after the grant date except for 314,448 options which expire ten years after the grant date.

At December 31, 1999, additional awards aggregating up to 698,466 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non-qualified stock options.

The Company has elected to follow APB 25 in accounting for its employee stock options because of the alternative fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compens

H. Stock-Based Compensation (continued)

Pro forma earnings amounts prepared under the assumption that the stock options granted in 1999, 1998, and 1997 were accounted for based on their fair value as determined under FAS 123 are as follows:

Pro Forma Earnings	1999	1998	1997

Net income applicable to common shares	$ 1,296,896	$ 1,330,464	$ 1,359,252
Net income per common share-basic	$ 0.17	$ 0.17	$ 0.17
Net income per common share-diluted	$ 0.11	$ 0.17	$ 0.17

The weighted-average value of an option granted during 1999, 1998, and 1997 approximated 50% of the grant price of the respective option using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions	1999	1998	1997

Dividend yield	0%	0%	0%
Expected volatility	47%	45%	39%
Risk-free interest rate	6.4%	5.8%	5.5%
Expected life in years	5	5-10	5-10

Because additional awards in future years are anticipated the pro forma effects of applying this statement are not necessarily indicative of future amounts.

I. Income Taxes

Significant components of deferred tax assets and liabilities at December 31 are:

	1999	1998

Deferred tax assets
Capital loss carryforwards	$ 522,000	$ 712,000
AMT credit carryforwards	85,000	85,000
Asset impairment	915,000	1,370,000
Receivable allowances	793,000	977,000
Employee benefit accruals	84,000	117,000
Inventory valuation allowances	85,000	82,000
All other items, net	101,000	125,000
Total deferred tax assets	2,585,000	3,468,000

Deferred tax liability
Depreciation	(477,000)	(116,000)
Total deferred tax liability	(477,000)	(116,000)

	2,108,000	3,352,000
Less: valuation allowance	(915,000)	(2,082,000)

Net deferred tax assets	$ 1,193,000	$ 1,270,000

For financial reporting purposes, a valuation allowance of $915,000 for 1999 and $2,082,000 for 1998 has been recognized to offset certain deferred tax assets. Realization of the net deferred tax assets depends on generating sufficient taxable income to utilize the tax benefit of the assets. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

At December 31, 1999, the Company has capital loss carryforwards of $1,668,000 that begin to expire in 2000 and approximately $85,000 of alternative minimum tax (AMT) credit carryfowards that have no expiration date.

The Company paid $6,000, $82,000, and $174,000 of income taxes in 1999, 1998, and 1997, respectively.

I. Income Taxes (continued)

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

	1999	1998	1997

Expense (benefit):
Statutory federal income tax	$ 425,000	$ 452,000	$ 850,000
Increase (decrease) resulting from effect of:
Nondeductible amortization	67,000	168,000	169,000
Change in deferred tax valuation allowance	(952,000)	(727,000)	(353,000)
Other, net	98,000	(233,900)	39,000
State income tax expense, net of federal tax benefit	(41,000)	(19,100)	95,000
	$ (403,000)	$ (360,000)	$ 800,000

Significant components of the provision for income taxes are as follows for the year ended December 31:

	1999	1998	1997

Income tax benefit (expense)
Current	$ 326,000	$ 172,000	$ (731,000)
Deferred	77,000	188,000	-
Charge in lieu of income taxes	-	-	(69,000)

	$ 403,000	$ 360,000	$ (800,000)

As a result of quasi-reorganization accounting treatment, $69,000 in 1997, is a charge in lieu of income taxes and payment is not required due to use of tax loss carryforwards. The resulting financial statement benefit is an addition to paid-in capital.

J. Related Party Transactions

The Company manages a franchise store controlled by certain officers and directors of the Company. The Company derived revenue from this store, including management incentive fees, of approximately $283,000 in 1999, $308,000 in 1998, and $269,000 in 1997.

Another franchise store is owned and managed by a corporation owned and controlled by an officer/director and his family, from which the Company derived revenue of approximately $98,000 in 1999, $97,000 in 1998, and $110,000 in 1997.

J. Related Party Transactions (continued)

The Company leases its headquarters from a partnership which is controlled by certain officers and/or directors. The lease provides for rent at $20,327 per month through June 2004 and $22,364 from July 2004 through June 2009. Rent expense was $225,660 for 1999 and $216,996 for 1998 and 1997.

A corporation controlled by a director and his spouse own one store and is a partner in four others. The Company derived revenue of $481,000 in 1999, $444,000 in 1998 and $344,000 in 1997 from this group.

K. Contingencies

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

The Company has agreed to reimburse a supplier for 50% of any payments the supplier would be required to make under the suppliers agreement with a bank to guarantee leases made by the bank to franchisees under the MotoPhoto QuickStart SM program.

L. Impairment Charge

During 1997, a charge of $104,387 was recorded, which brought the net book value of certain Company stores planned to be disposed of in conformance with management's estimate of what price the stores will bring, less costs to sell, in transactions with prospective franchisees. The 1997 charge consisted of $30,887 related to goodwill and $73,500 to property and equipment. The 20 stores planned to be disposed of at December 31, 1997 had a fair value of $898,000.

An additional charge of $142,381 was recorded in 1998 consisting of $88,618 related to goodwill and $53,763 to property and equipment. At December 31, 1998, nine stores remained to be disposed of, three of which were closed in January 1999. The six stores remaining to be disposed of had revenue of $1.3 million and a loss of $34,000 in 1998. The six stores had a carrying value of $164,000.

In 1999, one store was sold, one was closed and four were reclassified from 'planned to be disposed' to held for use. No impairment charges were recorded.

  Short Term Bond Transaction

During 1999, the Company entered into a short-term bond transaction relating to $75,000,000 of U.S. Treasury Securities. The transaction to generate net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, the Company earned interest income of $993,338, a short-term capital gain of $474,610 and interest expense of $1,532,099. The net effect $64,150 is included in the statement of operations as interest expense. The Company may enter into similar transactions in the future if management determines conditions are appropriate for generating profit from the transactions.

N. Acquisitions

During 1999, the Company acquired six stores. The acquisitions were accounted for as purchases. The aggregate purchase price paid was $401,700, of which $341,700 was in cash and $60,000 in notes assumed.

The results of operations for the acquired stores were included in the consolidated statement of income from the acquisition date. The pro forma revenue, net income and earnings per share information are not presented because they are not material.

O. New Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is not required to be adopted by the Company until 2001. The Company makes minimal use of derivatives instruments and anticipates no material impact from adopting this standard.

P. Segments

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

Summarized financial information concerning the Company's reportable segments is shown in the following table.

Moto Photo, Inc. and Subsidiaries

	1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 424,045	$ 13,560,203	$ 5,129,929	$ 17,472,277	$ 36,586,454

Depreciation	3,878	951,274	12,244	9,013	976,409

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(410,461)	(1,342,482)	3,520,999	(187,058)	1,580,998

Identifiable segment assets	98,963	10,631,721	757,932	4,359,745	15,848,361

Capital expenditures	1,432	2,638,092	8,795	3,446	2,651,765

	1998
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 559,256	$ 13,710,748	$ 5,315,708	$ 17,326,074	$ 36,911,786

Depreciation	3,787	674,217	18,269	84,511	780,784

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(344,535)	(911,889)	3,706,813	(1,038,767)	1,411,622

Identifiable segment assets	133,159	8,803,804	1,238,143	4,451,862	14,626,968

Capital expenditures	1,812	1,115,136	4,207	24,392	1,145,547

	1997
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 480,991	$ 17,102,706	$ 5,158,577	$ 18,790,649	$ 41,532,923

Depreciation	3,524	530,657	7,363	94,850	636,394

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(166,375)	(545,667)	3,681,550	(259,016)	2,710,492

Identifiable segment assets	42,393	8,396,862	1,278,020	3,661,687	13,378,962

Capital expenditures	114	277,023	6,531	11,779	295,447

Moto Photo, Inc. and Subsidiaries

	1999	1998	1997

Revenue
Total sales and other revenue for reportable segments	$36,586,454	$36,911,786	$41,532,923
Interest income	258,067	413,087	364,420
Other income	-	112,000	-
Total consolidated revenue	$36,844,521	$37,436,873	$41,897,343

Other Significant Items	Segment Totals	Corporate	Consolidated Total

1999
Depreciation and amortization	$ 976,409	$ 293,500	$ 1,269,909
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	1,580,998	(330,455)	1,250,543
Identifiable segment assets	15,848,361	8,068,453	23,916,814
Capital expenditures	2,651,765	143,630	2,794,395

1998
Depreciation and amortization	$ 780,784	$ 234,827	$ 1,015,611
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	1,411,622	(81,369)	1,330,253
Identifiable segment assets	14,626,968	7,306,825	21,933,793
Capital expenditures	1,145,547	222,769	1,368,316

1997
Depreciation and amortization	$ 636,394	$ 211,115	$ 847,509
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	2,710,492	(206,957)	2,503,535
Identifiable segment assets	13,378,962	7,659,153	21,038,115
Capital expenditures	295,447	182,066	477,513

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1999	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,092,000	$ 235,000	$ (145,000)	$ (598,000)(1)	$ 584,000

Allowance for Cash Discounts	46,000		6,000		52,000

Reserves and Allowances deducted from Notes Receivable	1,400,000	235,000	368,000	(378,000)(1)	1,625,000

Allowance for Inventory Obsolescence	150,000	36,000		(75,000)(2)	111,000

Total	$ 2,688,000	$ 506,000	$ 229,000	$ (1,051,000)	$ 2,372,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

December 31, 1998
Reserves and Allowances deducted from Accounts Receivable	$ 1,590,000	$ 224,000	(227,000)	$ (495,000)(1)	$ 1,092,000

Allowance for Cash Discounts	45,000		1,000		46,000

Reserves and Allowances deducted from Notes Receivable	1,018,000	225,000	432,000	(275,000)(1)	1,400,000

Allowance for Inventory Obsolescence	115,000	94,000		(59,000)(2)	150,000

Total	$ 2,768,000	$ 543,000	$ 206,000	$ (829,000)	$ 2,688,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1997	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,218,000	$ 587,000		$ (215,000)(1)	$ 1,590,000

Allowance for Cash Discounts	61,000			(16,000)	45,000

Reserves and Allowances deducted from Notes Receivable	993,000	222,000	226,000	(423,000)(1)	1,018,000

Allowance for Inventory Obsolescence	126,000	99,000		(110,000)(2)	115,000

Total	$ 2,398,000	$ 908,000	$ 226,000	$ (764,000)	$ 2,768,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

EXHIBIT INDEX

Copies of the following documents are filed as exhibits to this report:

NUMBER DESCRIPTION

3.01 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to Form 10-K dated March 29, 1995)

3.02 Bylaws, as amended (Incorporated by Reference to Exhibit 3.2 to Form 10-K dated May 5, 1989)

4.01 Certificate of Designation of Series G Preferred Stock (Incorporated by Reference to Exhibit 4.2 to Form 10-K dated March 29, 1995)

4.02 Certificate of Elimination of Series G Preferred Stock

4.03 Certificate of Designation of Amended Series G Preferred Stock

4.04 Securities Purchase Agreement dated September 9, 1992 by and between Moto Photo, Inc. and Fuji Photo film U.S.A., Inc., with Exhibits (Incorporated by Reference to Exhibit 28.1 to Form 8-K dated September 9, 1992)

*10.01 1992 Moto Photo Performance and Equity Incentive Plan and Amendment No. 1 to the Plan, as amended through April 11, 1995 (Incorporated by Reference to Exhibit 4.1 to Registration Statement Number 033-59673 on Form S-8 dated May 30, 1995)

*10.02 Amendment No. 2 to the 1992 Moto Photo Performance and Equity Incentive Plan (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 14, 1998)

10.03 Management Agreement dated April 15, 1983, between Foto Fair International, Inc. and National Photo Labs II, Inc. (Incorporated by Reference to Exhibit 10.20 to Form S-1 Registration Statement, Registration No. 2-99676)

10.04 Loan and Security Agreement dated as of February 19, 1997, between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 9, 1997)

10.05 First Amendment to Loan and Security Agreement, dated as of May 1, 1998, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated May 14, 1998)

10.06 Second Amendment to Loan and Security Agreement dated as of September 2, 1999, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated November 15, 1999)

NUMBER DESCRIPTION

10.07 Third Amendment to Loan and Security Agreement dated as of December 30, 1999, by and between Moto Photo, Inc. and The Provident Bank

10.08 Amended Supply Agreement dated as of January 11, 1995 between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated March 29, 1995)

10.09 Amendment Agreement to Amended Supply Agreement, dated as of December 30, 1999, by and between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc.

10.10 Term Note dated December 30, 1999 from Moto Photo, Inc. in favor of Fuji Photo Film U.S.A., Inc.

10.11 Agreement dated as of December 30, 1999, by and among Moto Photo, Inc., Fuji Photo Film U.S.A., Inc. and The Provident Bank

10.12 Amendment No. 1 to Warrant Certificate held by Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 29, 1995)

10.13 Project Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 30, 1998)

10.14 First Amendment to Project Agreement, dated as of September 14, 1999, by and between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated November 15, 1999)

10.15 Master Lease Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., Moto Photo, Inc., and The Provident Bank (Incorporated by Reference to Exhibit 10.8 to Form 10-K dated March 30, 1998)

10.16 First Amendment to Master Lease Agreement, dated as of September 14, 1999, between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated November 15, 1999)

10.17 Lease dated as of May 7, 1999 between Moto Photo, Inc. and Sycamore Partnership (Incorporated by Reference To Exhibit 10.1 to Form 10-Q dated August 13, 1999)

10.18 Master License Agreement dated as of December 31, 1998 between Moto Photo, Inc. and Canadian Industrial Services, Ltd. (Incorporated by Reference to Exhibit 10.11 to Form 10-K dated March 26, 1999)

NUMBER DESCRIPTION

*10.19 Employment Agreement effective April 1, 1997 with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated May 9, 1997)

*10.20 Amendment to Employment Agreement, dated as of April 1, 1997, with
Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 7, 1997)

*10.21 Employment Agreement dated June 1, 1996 with David A. Mason (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated August 6, 1996)

*10.22 Amendment to Employment Agreement, dated as of December 23, 1997, with David A. Mason (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 30, 1998)

*10.23 Amendment to Employment Agreement, dated as of December 20, 1999, with David A. Mason

*10.24 Employment Agreement dated June 1, 1996 with Frank M. Montaño (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 6, 1996)

*10.25 Amendment to Employment Agreement, dated as of December 23, 1997, with Frank M. Montaño (Incorporated by Reference to Exhibit 10.15 to Form 10-K dated March 30, 1998)

*10.26 Amendment to Employment Agreement, dated as of December 20, 1999, with Frank M. Montaño

*10.27 Employment Agreement dated as of January 1, 1999 with Lloyd F. Noland (Incorporated by Reference to Exhibit 10.19 to Form 10-K dated March 26, 1999)

*10.28 Employment Agreement dated as of April 1, 1999,with Paul Pieschel

22.0 List of subsidiaries of the Company (Incorporated by Reference to Exhibit 22 to Form 10-K dated March 27, 1996)

23.0 Consent of Ernst & Young LLP

27.0 Financial Data Schedule

*Indicates management contract or compensatory plan.