Form 10-K/A
period 1999-12-31
MOTO PHOTO INC
filed 2000-04-18
CIK 704508

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

Operating Segments

The operating segments of the Company's business are Development, Royalty and Advertising, Wholesale, and Company Stores. Development markets the Company's franchise and recruits franchisees. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses. Company Stores operates retail photo processing and portrait stores owned by the Company. See Note P to the Consolidated Financial Statements of the Company included elsewhere herein for information concerning the revenue, profit contribution or loss, and assets of each operating segment.

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

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, franchise shows, and the internet. At December 31, 1999, the Company had a total of eleven area developers covering twenty-four states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and for providing assistance in opening the store and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and a portion of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 1999, area developers accounted for ten new franchises and Company personnel accounted for five new franchises.

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

During fourth quarter 1999, the Company began to offer two new programs to attract franchisees. Under its Limited Time Offer, it has lowered its initial franchise fee from $35,000 to $15,000 for first-time franchisees and to $7,500 for existing franchisees and agreed to contribute $4,000 to grand opening advertising expenses, provided the franchisee signs a franchise agreement by June 30, 2000 and opens its store by December 31, 2000. The franchisee must also agree to purchase all of its store's requirements for photo processing paper and chemistry from the Company for the first three years of operation.

The Company also began to offer the MotoPhoto QuickStart IISM financing program, replacing the MotoPhoto QuickStart ISM program which the Company first offered in 1998. Under the MotoPhoto QuickStart IISM program, a third party lender offers financing which enables franchisees to open a MOTOPHOTO store for a much smaller initial cash investment (currently approximately $58,900) than a franchisee who used traditional financing methods would have (currently approximately $121,500). The MotoPhoto QuickStart IISM program has two components: (1) the Company will finance the initial franchise fee for qualified new franchisees, payable at 9.4% over ten years; and (2) Provident Bank will finance the cost of the photo processing equipment, office equipment, and the computerized point-of-sale system and will provide a store build-out allowance of up to approximately $36,800. Repayment is made over eight years in specified weekly payments. These payments are lower in the earlier years to take into account the normal sales ramp-up of an average store. The franchisee will be personally liable for the payments for the full eight-year term of the business lease agreement. As a condition of the MotoPhoto QuickStart IISM program, the franchisee must purchase all photo processing paper and chemicals from the Company, must purchase and display certain other products made by Fuji Photo Film U.S.A., Inc. ("Fuji"), and must use certain Fuji equipment because Fuji is a guarantor of the franchisee's obligations to Provident Bank. Fuji has agreed to guarantee the franchisees' payments to Provident Bank under the MotoPhoto QuickStartSM programs and the Company has agreed to indemnify Fuji for one-half of any guarantee payments it makes to the Bank.

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

The Company has a program to increase the number of conversion franchises, which is used primarily by franchisees already in the System who acquire non-affiliated stores and convert them to MOTOPHOTO franchise stores. The Company has lowered its initial franchise fee for conversion franchises to $10,000. If the conversion franchisee's sales in the preceding twelve months were over $167,000, the Company will give the conversion franchisee a credit equal to 6% of the previous year's sales, with a maximum credit of $10,000. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $15,000 without any credit. In addition, the Company will subsidize up to $5,000 the cost of converting the store to the MotoPhotoSM store design ("the Store Design Allowance") by giving the franchisee credits against wholesale purchases from the Company. Lastly, the Company will, on a quarterly basis, credit six percent of the conversion franchisee's first year net retail sales against its purchases from the Company of film, photo processing paper, and chemistry, provided the franchisee signs a three-year agreement to purchase such items from the Company. The credit will be applied only to the extent that purchases exceed the credits due the franchisee for the Store Design Allowance and it is available only to new conversion franchises and not to existing or new franchisees who acquire a store to convert it.

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

Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO," "ONE HOUR MOTOPHOTO," "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO," and "CLUBMOTO" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", "MOTOPHOTO", and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, France, Germany, Italy, Kuwait, Luxembourg, the Netherlands, Norway, and the United Kingdom. In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico, and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. These trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

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

Wholesale

The franchisee is required to purchase MOTOPHOTO private label film and single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. Franchisees obtaining financing under the MotoPhoto QuickStart IISM program must use Fuji paper and Fuji or Fuji/Hunt chemistry throughout the term of the business lease agreement and must purchase these supplies through the Company. Franchisees buying franchises under the Limited Time Offer must purchase such supplies through the Company for the first three years of operation of their stores.

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

Company Stores

At December 31, 1999, the Company had 44 company stores in operation compared to 37 at year-end 1998. This increase in the number of Company stores was part of its plan to open stores to fill out existing markets. Although it plans to continue the majority of its growth of the system through franchises, the Company plans to open approximately five additional stores during 2000. The Company will continue to offer for sale some of its older stores that are in outlying areas. The Company operates its company stores both as a source of revenue and as training sites and as testing and research sites for products, services, and systems.

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

Supply Contract

The Company has a supply contract with Fuji in which the Company has agreed to use best efforts to have all system stores purchase Fuji products to meet the stores' requirements for photographic paper, equipment, chemistry, certain film, and other items. The supply contract has a term ending on December 31, 2001, and automatically renews every three years, absent notice from either party that it does not wish to renew. The supply contract was executed in 1992 in connection with a series of transactions also involving the issuance to Fuji of all shares of what is now the Company's Amended Series G Preferred Stock ("Amended Series G Stock").

In December 1999, the Company exchanged its Series G Stock, all of which was held by Fuji, for an Amended Series G Preferred Stock issue. The Amended Series G Stock extended the mandatory redemption date from January 1, 2000 to January 1, 2003. The Amended Series G Stock is redeemable by the Company at any time in aggregate amounts of at least $1 million. No dividends will be paid. Scheduled payments of $800,000 in 2000 under the Series G Stock would have increased to $900,000 in 2001 and $1,000,000 annually thereafter. The Amended Series G Stock is redeemable only out of the proceeds of an equity offering or in Common Stock valued at 90% of the market price at the time of redemption. Fuji may refuse any proposed redemption by the Company in shares of Common Stock and elect to continue to hold the Amended Series G Stock without impairment of any right to require redemption at a later time. If the Company does not redeem the Amended Series G Stock on January 1, 2003, the Company must make penalty payments of $900,000 in 2003 and $1,000,000 per year in 2004 and each year thereafter until the stock is redeemed. The redemption price for the Amended Series G Stock is $10.00 per share, or an aggregate of $10 million. If the Amended Series G Stock is redeemed in shares of Common Stock, depending upon the market price of the Common Stock and the number of shares of Common Stock outstanding, such redemption could result in Fuji's acquiring control of the Company.

In connection with the Amended Series G Stock transactions, the supply agreement was amended to reduce the associated revolving credit agreement by $2.7 million to $4 million. The Company executed a note to pay Fuji the $2.7 million over three years.

Fuji may terminate the supply contract and may require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, failure by the Company to make payments when due under the supply contract, failure by the Company to renegotiate prices for the Fuji products as required by the supply contract, bankruptcy or insolvency of the Company, failure by the Company to meet its obligation under other indebtedness in excess of $100,000, or if either Michael F. Adler or David A. Mason ceases to be involved in the day-to-day management of the Company. Change in control of the Company, other than the acquisition of control by Fuji, would give Fuji the right to require redemption of the Amended Series G Stock but would not affect the validity of the supply contract. If the Company redeems the Amended Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal. . The Company has the right to terminate the supply agreement under certain circumstances including failure of Fuji to maintain appropriate pricing levels as required under the agreement or if Fuji defaults on its obligations.

The terms of the Amended Series G Stock permit the holder to require redemption in cash from the proceeds of an equity offering rather in Common Stock of the Company. If the Company defaulted under the supply contract so that Fuji could require redemption of the Amended Series G Stock, the Company would have to make an offering of equity securities to obtain the funds to redeem the Amended Series G Stock if the Company chose not to redeem it in Common Stock. There is no certainty that the Company would be able to have a successful offering. If the Company fails to redeem all of the Amended Series G Stock upon the occurrence of a Redemption Event, Fuji has the right, until all of the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. The Company might also have to find another supplier for system requirements of paper, chemistry and equipment; however, the Company believes these products are available from alternate vendors at comparable prices. The Company has never defaulted under the supply contract and does not anticipate any defaults in the future.

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. Photo processing services are provided through various channels of distribution, including one-hour stores, specialty stores and photographic chains, large retail stores, drug stores, and mail order. The Company's competitors consist of many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. There is pervasive competition from one-hour outlets, particularly through the increasing number of one-hour labs in drug stores and other mass merchants. The Company competes in the marketplace with other individuals and companies in securing attractive locations for the opening of one hour photo processing stores, in the sale of one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises and Company one-hour photo processing stores.

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

Expansion Plans

The Company is planning to expand its offerings of imaging services as quickly as reasonably practicable in order to assure its market position in the rapidly changing retail photo processing industry. During 1999, the directors, officers, and senior managers of the Company, together with outside consultants, engaged in strategic planning processes and rethinking of the Company's business concept. As one result of this process, the Company has allocated funds and formed a separate management team that will dedicate itself to rethinking every aspect of the MOTOPHOTO concept and to exploring and testing new services and products that will significantly drive sales and profits. This team will also look for new ways of serving customers and motivating and rewarding franchisees and associates that will also enhance sales and profits.

The Company continues to add digital imaging to the services which may be offered by MOTOPHOTO stores. The Company believes that its base of two million customers represents both an opportunity and advantage to it in the rapidly-expanding world of e-commerce and digital services. The Company is working to develop marketing strategies and services to meet those customers' digital imaging needs. During fourth quarter 1999, new equipment expanding the range of digital imaging capabilities was successfully introduced in sixty stores. In addition, the Company is testing an upscale portrait experience, repositioning its portrait offerings toward the premium market in the children's and family portrait segment. The Company is also expanding its relationship marketing to customers, through an expanded ClubMoto® program, school portraiture, database marketing, and other forms of creative marketing.

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

During 1999, the number of stores in foreign countries declined overall. The Company's master franchisor for Canada, Canadian Industrial Systems, Inc., granted four new franchises in Ontario, while fourteen franchises were canceled or terminated, for a net decrease of ten international franchises. The Company also has an affiliate store program in Norway. Affiliate stores are not franchises but independent stores that have the right to advertise themselves as affiliate stores of the MotoPhoto© system. The Company does not expect material direct economic benefit from the affiliate stores but believes the system derives benefits from association of its brand with a broader group of stores. The Company is in the process of restructuring its affiliate store arrangements and its relationship with G.L. Gruppen, A/S. During 1999, the Company's master licensor for Norway. Gruppen, established five new affiliate stores and closed two, for a net increase of three affiliate stores. At this time, although forty-four stores have agreed to affiliate status, no formal agreements have been signed, either with the affiliate store owners or with G.L. Gruppen to act as master licensor. The Company anticipates execution in 2000 of documents for the affiliate program. In 1999, all foreign source revenue represented less than 1% of total revenue.

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

ITEM 2. PROPERTIES

The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. There are two five-year renewal options on the lease. These offices are leased from a partnership controlled by certain officers and/or directors of the Company. In 1998 at the direction of the Audit Committee of the Board of Directors, an independent appraisal was made of rental value for comparable business properties in the Dayton, Ohio area. Based on this appraisal, management and the Audit Committee believe the terms of the lease are no less favorable to the Company than terms that could be obtained from unaffiliated third parties. The Company has also leased additional warehouse space from a third party away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will be able to secure additional facilities as it expands its operations.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately six MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 1999, the Company was the lessee or assignee of the leases for 44 Company stores.

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

The Company has never declared a cash dividend on any class of its common stock. It is the present policy of the Company not to pay cash dividends on common stock and to retain earnings for use in its business and to pay debt. The Company may not pay any dividends on common stock so long as any Amended Series G Stock is outstanding. Should the Amended Series G Stock be redeemed, any payment of cash dividends on common stock in the future will depend upon the amount of funds legally available, the Company's earnings, financial condition, capital requirements, satisfaction of debt and other contractual covenants restricting the payment of dividends, and other factors which the Board of Directors deems relevant.

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

Systemwide sales, which include sales by franchisees, were approximately $140,000,000 in 1999 compared to $143,000,000 in 1998. The Company goal is to expand its basic store concept to increase the average sale per store from approximately $400,000 per year to over $600,000 by 2005. To facilitate this concept expansion, the Company has established a separate management team that is responsible for identifying, testing, and presenting implementation plans for new services, products and innovative ways of serving customers and motivating and rewarding franchisees and associates.

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

Furthermore, to facilitate growth, management is examining "new economy" opportunities. The term "new economy" is used to categorize the rapid expansion of the Internet and its implication for businesses and the relatively high market capitalization achieved by "dot.com" companies. Management believes that the transformation to the new economy will be shaped by emerging technologies and the Internet. To enhance shareholder value, the Company is examining ways to participate in this growth. The Company believes it does not have resources to fully undergo this transformation by itself and accordingly is investigating and pursuing alliance opportunities with other firms with which the Company's assets can be leveraged. Management believes the Company's upscale customer base, its well-known brand name, its retail store presence and its 250 million images produced annually are assets for alliances.

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

Market Risk

The Company has market risk exposure to interest rates. At December 31, 1999, the Company has interest bearing debt obligations that are subject to market risk exposure relating to changes in interest rates. At December 31, 1999, $4,227,981 of outstanding debt is at fixed rates with a weighted-average interest rate of 8.8% and $3,472,088 is at variable rates with a weighted-average rate of 9.4%. The estimated fair value of the Company's debt at December 31, 1999 is equal to its carrying amount.

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

During 1999 the Company modified its MotoPhoto QuickStartSM financing program and introduced the QuickStart IISM financing program. Along with this new financing program, the Company restructured its franchise offering and has a lower cost franchise fee program for stores that open by December 31, 2000. The Company believes that these modifications are making its franchise business opportunity more attractive to potential prospects and will lead to an increase in the number of stores opened in 2000. Because of the lowered franchise fee and the Company's funding of $4,000 grand opening expenses for each new franchise opened, segment revenue may not increase and further decreases in operating segment contribution could occur. However, the Company believes this course is still advantageous since it should increase royalty and wholesale merchandise revenue as well as the number of customers served for 2000 and for future years.

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

The change in mix in stores along with a 1.7% comparable store sales decrease accounted for the 1% decrease in revenue. Operating segment contribution declined $430,000 as a result of the opening of the new stores, which were responsible for $309,000 of the decline with increased allocations of overhead expenses primarily accountable for the balance. The Company plans to open approximately five Company stores in 2000. Company store revenue as a result of the openings in 1999 and 2000 should lead to increased segment revenue. However, since the new stores will still be in their ramp-up phase, operating segment contributions likely will be lower for 2000. As the stores complete their ramp-up, they should increase segment contribution in future years.

Royalty and advertising revenue decreased $186,000, or, 3.5% in 1999 compared to 1998 due to a decrease in eight stores during the year offset by a 1.3 % comparable store sales increase and a decrease in revenue earned from rebates on franchisee's equipment purchases. This decrease in revenue led to a $186,000 decrease in operating segment contribution. The Company anticipates modest growth in royalty and advertising revenue as a result of increases in comparable franchise store sales and addition of new franchises, improvement in quality of the average franchisee and better site selection for new stores.

Wholesale revenue increased $146,000, or 0.8% in 1999 compared to 1998. The increases in revenue are due to a reversal of the sales declines the Company suffered during the first half of 1998 due to uncompetitive pricing on certain products, primarily photographic paper and film, offset by lost revenue of $426,000 contributed in 1998 by telemarketing which was closed in 1998. The increased revenue, lower costs of certain products for resale, the absence of the telemarketing operation contributed to an increase in the operating segment contribution of $852,000 in 1999 versus 1998.

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

Income tax benefit in 1999 was $403,000, with an effective tax benefit rate of 32% compared to a tax benefit of $360,000 and an effective tax benefit rate of 27% in 1998. The tax benefits are due to the closing of certain Company stores which created a deductible tax expense for assets previously written off for book purposes, generating a realization of tax deductions for which no deferred tax asset recognition was available as of December 31, 1998. Additionally, the Company decreased its valuation allowance for deferred tax assets because it developed strategies which will make it more likely than not that the Company will be able to realize tax benefits from deferred tax assets related to capital loss carryforwards. The Company believes that it will show "fully taxed" book earnings in 2000.

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

In 1999, net cash utilized in investing activities was $350,000 more than in 1998. Purchases of property and equipment plus acquisitions increased by $1,000,000 in 1999 as compared to 1998, primarily as a result of opening seven Company stores, acquiring six stores and continuing to replace equipment and expand services in its older Company stores. In 2000, the Company plans to open approximately five stores and to reduce the level of its equipment replacement and service expansion in existing stores; accordingly, it is allocating approximately $2 million for purchases of property and equipment. Additionally, the Company is examining options to formalize alliances with other companies. These alliances may require investment. The Company is unable to determine if and when such investment will occur. The short-term bond transaction generated $475,000 from investing activities in 1999.

In 1998 net cash utilized by investing activities was $905,000 as compared to net cash provided by investing activities of $439,000 in 1997. Increased purchases of property and equipment in 1998 accounted for about $900,000 of the change with about $400,000 more accounted for by lower proceeds on sales of assets.

In 1999 the Company borrowed $1,680,000 for capital expenditures, made principal payments of $1,543,000, dividend payments of $700,000, and purchased common shares for treasury stock of $179,000, accounting for the $741,000 net cash utilized in financing activities. The Company has no cash dividend obligations in 2000. It will probably reduce bank borrowing in 2000 but will finance its new Company stores by capitalized leases. The Company is not able to predict whether and when additional purchases of common shares for treasury stock might be made. There is approximately $321,000 of authorized funds available for share repurchase through 2000, but purchases will be dictated by market and economic conditions.

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

At December 31, 1999, the Company had working capital of $4.35 million. The Company has often operated with a working capital deficit and believes the nature of its business allows it to operate adequately with a working capital deficit. The factors that contribute to this are the substantial percentage of sales from cash, favorable terms with suppliers, non-cash charges to income resulting from depreciation and amortization expenses, and the line of credit to meet seasonal needs. The Company anticipates lowered working capital in 2000 due to the factors discussed above.

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

Forward Looking Statements

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks, and uncertainties incident to the Company's business, including, without limitation, competition in the photo processing industry, possible development of new technologies affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of the franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward looking statements. The Company assumes no obligation to update any forward looking statements.

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

Accounts and Notes Receivable

Accounts and notes receivable are composed primarily of accounts and notes due from various franchisees. The notes receivable carry interest rates which approximate the prevailing interest rate at the time of the notes receivable inception. The carrying value of each account and note receivable is evaluated to determine if facts and circumstances suggest the receivable has become impaired. If the review indicates that a note has become impaired as determined by an analysis of creditworthiness and payment history, interest income on that note is not recognized unless collected. During 1999 and 1998, approximately $225,000 and $350,000, respectively were transferred to notes receivable from accounts receivable. The carrying value of all accounts and notes receivable approximates fair value.

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

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office and warehouse facilities, and equipment under operating lease agreements. Certain leases have renewal options that the Company may exercise. Rental expense for operating leases was $2,127,540 in 1999, $1,841,830 in 1998, and $2,275,443 in 1997, net of sublease rentals of $253,947, $447,372, and $444,734, respectively.

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

On December 30, 1999 the Company exchanged its Series G Preferred Shares ("Series G Stock") for non-voting Amended Series G Preferred Shares ("Amended Series G Stock"). The book value of the Amended Series G Stock is $6,040,523. The Amended Series G Stock is redeemable at any time by the Company. The holder can redeem the Amended Series G Stock on January 1, 2003. The Series G Stock had an annual dividend per share of $.70 in 1999 and $.60 in 1998 and 1997. In 1999, 1998, and 1997, $700,000, $600,000, and $600,000, respectively, of dividends were paid on Series G Stock. The Series G Stock had a dividend rate lower than the previously accreted rate of the Series E and F Preferred Shares. Accordingly, the dividend requirement on income applicable to common shares was reduced by $434,889 in 1999, $325,438 in 1998 and $317,172 in 1997. No dividends are payable on the Amended Series G Stock. As the Amended Series G Stock has a 0% dividend yield through 2003, the Company will impute a dividend using a market rate beginning in the first quarter of 2000. The Company is presently determining the appropriate market rate.

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