Form 10-Q
period 2000-03-31
MOTO PHOTO INC
filed 2000-05-11
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X No ____

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

As of May 8, 2000:

7,738,521 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated balance sheets - March 31, 2000 and December 31, 1999

Consolidated statements of operations - Three months ended March 31, 2000 and 1999

Consolidated statements of cash flows - Three months ended March 31, 2000 and 1999

Notes to consolidated financial statements - March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Part I. Financial Information

Item 1. Financial Statements

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2000	December 31, 1999

Assets
Current Assets:
Cash	$882,326	$3,953,375
Accounts receivable, less allowances of $558,000 in 2000 and $636,000 in 1999	3,146,149	4,015,690
Notes receivable, less allowances of $79,000 in 2000 and $89,000 in 1999	268,669	281,669
Inventory	2,325,133	2,381,148
Income taxes receivable	681,048	390,000
Deferred tax assets	1,063,000	1,063,000
Prepaid expenses	266,121	276,777
Total current assets	8,632,446	12,361,659

Property and equipment	5,335,534	5,315,573

Other assets:
Notes receivable, less allowances of $1,657,000 in 2000 and $1,536,000 in 1999	953,892	1,393,440
Cost of franchises and contract acquired	111,663	120,293
Goodwill	3,599,055	3,635,596
Deferred tax assets	130,000	130,000
Other assets	942,708	960,253
Total assets	$19,705,298	$23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

(Unaudited)

	March 31, 2000	December 31, 1999

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,215,218	$3,725,527
Accrued payroll and benefits	542,981	736,771
Accrued expenses	321,655	560,297
Accrued income taxes	342,828	342,828
Current portion of long-term obligations	1,528,000	2,403,000
Other	177,856	243,730
Total current liabilities	4,128,538	8,012,153

Long-term debt	9,319,674	9,498,069
Capitalized leases	924,742	539,256
Deferred revenue	110,544	110,544
Total liabilities	14,483,498	18,160,022

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Series G (Amended Series G in 1999) cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000
Issued and outstanding shares - 7,884,528 in 2000 and 7,884,528 in 1999	78,845	78,845
Treasury stock (146,007 shares at par in 2000 and 151,300 shares as of Dec. 1999)	(1,460)	(1,513)
Paid-in capital	6,226,791	6,030,523
(Deficit) retained earnings subsequent to June 30, 1991	(1,092,376)	(361,063)
Total stockholders' equity	5,221,800	5,756,792
Total liabilities and stockholders' equity	$19,705,298	$23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	3 months	3 months
	Ended	Ended
	March 31, 2000	March 31, 1999

Revenue

Sales and other revenue	$7,232,437	$6,974,983
Interest income	71,864	79,534
	7,304,301	7,054,517

Expenses

Cost of sales and operating expenses	5,814,982	5,352.302
Selling, general, and administrative expenses	1,418,369	1,350,218
Advertising	329,834	221,472
Depreciation and amortization	370,476	281,207
Interest expense	210,881	107,525
	8,144,542	7,312,724

Loss before income taxes	(840,241)	(258,207)

Income tax benefit	294,000	65,000
Net Loss	(546,241)	(193,207)

Dividend requirements:
Preferred shares	(175,404)	(67,324)
Net loss applicable to common shares	$(721,645)	$(260,531)

Net loss per common shares - basic	$(0.09)	$(0.03)
Net loss per common share - diluted	$(0.09)	$(0.03)

Weighted Average Shares outstanding - Basic	7,734,203	7,838,298
Weighted Average Shares outstanding - Diluted	7,734,203	7,838,298

See accompanying notes.

Moto Photo Inc and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)
	3 months	3 months
	Ended	Ended
	March 31, 2000	March 31, 1999

Operating activities
Net loss	$ (546,241)	$ (193,207)
Adjustments to reconcile net cash utilized by operating activities:
Depreciation and amortization	370,476	281,207
Provision for losses on inventory and receivables	44,918	105,693
Notes receivable increases as a result of franchise activities	(15,000)
Issuance of stock for directors fees	19,608	14,563
Increase (decrease) resulting from changes in:
Income tax receivable	291,048
Accounts receivable	406,323	889,817
Inventory and prepaid expenses	71,308	(121,948)
Other assets	-	2,400
Accounts payable and accrued expenses	(2,942,739)	(1,440,089)
Other liabilities	(65,874)	(65,981)
Net cash utilized by operating activities	(2,366,173)	(527,545)

Investing activities
Purchases of property and equipment	(146,660)	(384,002)
Payments received on notes receivable	491,472	71,559
Other assets	11,293	-
Net cash provided (utilized) by investing activities	356,105	(312,443)

Financing activities
Proceeds from long-term borrowing and capital leases	365,892	-
Principal payments on long-term debt and capital lease obligations	(1,418,514)	(254,960)
Payments of preferred dividends	-	(175,000)
Purchase of common shares for treasury stock	(9,772)	-
Contributed Capital	1,413	-
Net cash utilized by financing activities	(1,060,981)	(429,960)

Decrease in cash	(3,071,049)	(1,269,948)
Cash at beginning of period	3,953,375	2,918,396
Cash at end of period	$ 882,326	$ 1,648,448
See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2000

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e., April 1 vs. March 31 for the first quarter 2000), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

The financial statements at March 31, 2000, have been derived from the unaudited accounting records at that date and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in Moto Photo, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

B. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

C. Supplemental Cash Flow Information

Noncash items in the first quarter of 2000 included $220,144 of capital expenditures for the company store segment from entering into capitalized leases and trade-in of equipment.

D. Segment Information

Three Months Ended March 31, 2000

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$50,750	$3,073,908	$1,053,003	$3,054,776	$7,232,437

Depreciation	879	2,993	300,999	1,497

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(165,675)	(956,900)	656,513	(228,174)	$(694,236)

Identifiable segment assets	47,067	10,431,959	714,472	3,546,171

Capital expenditures	0	356,255	0	0	356,255

Three Months Ended March 31, 1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$88,420	$2,670,298	$1,034,039	$3,182,226	$6,974,983

Depreciation	979	203,742	3,226	2,306	210,253

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(118,685)	(530,048)	679,539	(264,471)	$(233,665)

Identifiable segment assets	92,105	8,696,618	1,238,612	3,725,830	13,753,165

Capital expenditures	0	340,111	0	878	340,989

	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999
REVENUE
Total sales and other revenue for reportable segments	$7,232,437	$6,974,983
Interest Income	71,864	79,534
	$7,304,301	$7,054,517

  Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended March 31, 2000
Depreciation and amortization	$ 306,368	$ 64,108	$ 370,476
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(694,236)	(146,005)	(840,241)
Identifiable segment assets	14,739,669	4,965,629	19,705,298
Capital expenditures	356,255	10,549	366,804

Three Months Ended March 31, 1999
Depreciation and amortization	$ 210,253	$ 70,954	$ 281,207
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(233,665)	(24,542)	(258,207)
Identifiable segment assets	13,753,165	6,065,955	19,819,120
Capital expenditures	340,989	43,013	384,002

E. Earnings Per Share Data

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated.
	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999

Net loss applicable to common shares	$ (721,645)	$ (260,531)

Reconciliation of shares:
Weighted average common share outstanding	7,734,203	7,838,298
Effect of dilutive stock options and other common stock equivalent	-	-
Weighted average common shares assuming dilution	7,734,203	7,838,298

Basic earnings per share	$ (0.09)	$ (0.03)

Diluted earnings per share	$ (0.09)	$ (0.03)

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations First Quarter 2000 Vs First Quarter 1999

The Company reported a net loss of $546,241, or a loss per common share, basic and diluted, of $.09 for the first quarter 2000 compared to a net loss of $193,207, or a loss per common share, basic and diluted, of $.03 for the first quarter 1999. Per share calculations are made after provision for preferred dividend requirements. The 2000 dividend requirement is an imputed amount, and no cash payments are required. Due to the Company's common share price of approximately $1.00, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by $37,000, or 42%, in 2000 compared to 1999 due to the Company changing its franchise offering and having a lower cost franchise fee program for stores that open by December 31, 2000.

Company store revenue was up $403,000, or 15%, in 2000 compared to 1999 primarily due to the 16 company stores opened or acquired during the last half of 1999 and the first quarter 2000.

Company store segment operating contribution decreased by $427,000 in 2000 compared to 1999. Of this, $300,000 was from losses incurred during the ramp-up phase of the new stores, $28,000 from the cyclical weak first quarter of the acquired stores, and $99,000 from stores opened more than one year, primarily as a result of 4.6% lower revenues.

The Company implemented in 2000 a Discovery Team whose mission is to explore strategies to test, refine, and implement conceptual enhancements, new technologies and new ways of communicating with customers, franchisees and employees. This activity increased selling general and administrative expenses by approximately $50,000.

Depreciation and amortization expenses increased by $89,000, or 32%, in 2000 compared to 1999 primarily as a result of depreciation on the property and equipment in the new company stores.

Interest expense increased $103,000, or 96%, in 2000 compared to 1999 due to increased borrowings to support Company store asset additions, the expansion discussed above, higher interest rates during the quarter and the effect of converting $2,700,000 of accounts payable to a term note. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased in 2000 due to lower notes receivable and cash balances.

Liquidity and Capital Resources

Cash used in operating activities decreased by $1,800,000 in 2000 compared to 1999, largely due to a reduction of accounts payable of $1,500,000 due to timing differences, and a $350,000 larger loss.

In 2000, net cash provided by investing activities was $356,000 as compared to net cash utilized by investing activities of $312,000 in 1999. Increases in collections of note receivable of $420,000 and a decrease of $209,000 in cash purchases of property and equipment were primarily responsible for the differences

Financing Activities

Net cash utilized in financing activities increased by $631,000 in 2000 compared to 1999 primarily due to principal payments exceeding proceeds from borrowings by $800,000.

Market Risk

There have been no significant changes in market risk since December 31, 1999.

Forward Looking Statements

All statements, other than statements of historical fact included in this report, which address activities, events or developments which the Company expects or anticipates will or may occur in the future constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward looking statements are subject to all the risks and uncertainties incident to the Company's business, including, without limitation, competition in the photo processing industry, possible development of new technology affecting the Company's ability to compete, uncertainties with respect to the ability of the Company to expand its business through franchising, new store development, the level of consumer acceptance of the Company's programs and services, continued stability in market prices of key supply items, decline in demand for the products and services offered, continuity of management, liquidity of the franchise system, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisee, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, and competitive pressure from other retailers. For all of the foregoing reasons, actual results may vary materially from the forward looking statements. The Company assumes no obligation to update any forward looking statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits: See Exhibit Index immediately preceding exhibits.
  Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: May 10, 2000

EXHIBITS TO

FORM 10-Q

for the quarter ended

March 31, 2000

Copies of the following documents are filed as exhibits to this report:

No. Description

*10.1 Cancellation and Release Agreement, dated as of March 21, 2000, with Lloyd F. Noland

27.0 Financial Data Schedule

* Indicates compensatory plan