Form 10-Q
period 2000-06-30
MOTO PHOTO INC
filed 2000-08-11
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

As of August 1, 2000:

7,741,290 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

Consolidated Statements of Operations - Three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements - June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signature
Part I. Financial Information
Item 1. Financial Statements
Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2000	1999
Assets
Current Assets:
Cash	$ 678,022	$ 3,953,375
Accounts receivable, less allowances of $705,000
in 2000 and $636,000 in 1999	3,090,057	4,015,690
Notes receivable, less allowances of $55,000 in
2000 and $89,000 in 1999	221,669	281,669
Inventory	2,166,635	2,381,148
Income taxes receivable	710,048	390,000
Deferred tax assets	1,063,000	1,063,000
Prepaid expenses	263,096	276,777
Total current assets	8,192,527	12,361,659

Property and equipment	5,307,312	5,315,573

Other assets:
Notes receivable, less allowances of $1,571,000
in 2000 and $1,536,000 in 1999	1,018,444	1,393,440
Cost of franchises and contract acquired	103,629	120,293
Goodwill	3,565,590	3,635,596
Deferred tax assets	130,000	130,000
Other assets	950,000	960,253
Total assets	$ 19,267,502	$ 23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued
(Unaudited)

	June 30,	December 31,
	2000	1999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,703,654	$ 3,725,527
Accrued payroll and benefits	624,835	736,771
Accrued expenses	390,723	560,297
Accrued income taxes	342,828	342,828
Current portion of long-term obligations	602,000	2,403,000
Other	212,138	243,730
Total current liabilities	3,876,178	8,012,153

Long-term debt	9,089,626	9,498,069
Capitalized leases	1,022,228	539,256
Deferred revenue	110,544	110,544
Total liabilities	14,098,576	18,160,022

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G (Series G in 1999)
cumulative non-voting preferred shares,
1,000,000 shares issued and outstanding
with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000:
Issued and outstanding shares - 7,884,565
in 2000 and 1999	78,845	78,845
Treasury stock, at par (143,275 shares in 2000
and 151,300 shares in 1999)	(1,433)	(1,513)
Paid-in capital	6,417,952	6,030,523
(Deficit) retained earnings subsequent to
June 30, 1991	(1,336,438)	(361,063)
Total stockholders' equity	5,168,926	5,756,792
Total liabilities and stockholders' equity	$ 19,267,502	$ 23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Revenue

Sales and other revenue	$ 9,432,391	$ 9,308,361	$ 16,664,828	$ 16,283,344
Interest income	37,882	59,485	109,746	139,019
	9,470,273	9,367,846	16,774,574	16,422,363

Expenses

Cost of sales and operating expenses	7,045,140	6,678,725	12,860,122	12,031,027
Selling, general, and administrative	1,521,973	1,446,552	2,940,342	2,796,770
Advertising	422,582	315,502	752,416	536,974
Depreciation and amortization	375,259	280,194	745,735	561,401
Interest expense	187,385	97,000	398,266	204,525
	9,552,339	8,817,973	17,696,881	16,130,697

Income (Loss) before income taxes	(82,066)	549,873	(922,307)	291,666

Income tax benefit (expense)	29,000	(143,000)	323,000	(78,000)
Net income (loss)	(53,066)	406,873	(599,307)	213,666

Dividend requirement on preferred shares	(180,498)	(66,630)	(355,902)	(133,954)
Net income (loss) applicable to common shares	$ (233,564)	$ 340,243	$ (955,209)	$ 79,712

Net income (loss) per common share: Basic	$ (.03)	$ .04	$ (.12)	$ .01
Diluted	$ (.03)	$ .04	$ (.12)	$ .01

Weighted average shares outstanding: Basic	7,738,529	7,845,072	7,733,971	7,842,434
Diluted	7,738,529	7,845,072	7,733,971	7,843,183

See accompanying notes.

Moto Photo Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)
	Six Months Ended June 30,
	2000	1999

Operating activities
Net income (loss)	$ (599,307)	$ 213,666
Adjustments to reconcile net cash utilized by operating activities:
Depreciation and amortization	745,735	561,401
Provision for losses on inventory and receivables	122,682	249,012
Notes receivable increases as a result of franchise activities	(15,000)	-
Loss on disposition of assets		30,025
Issuance of stock for directors fees	30,422	32,304
Increase (decrease) resulting from changes in:
Income tax receivable	320,048	-
Accounts receivable	147,994	71,767
Inventory and prepaid expenses	228,339	65,062
Other assets	-	(7,200)
Accounts payable and accrued expenses	(2,303,381	(1,253,948)
Other liabilities	(31,592)	23,437
Net cash utilized by operating activities	(1,354,060)	(14,474)

Investing activities
Purchases of property and equipment	(262,675)	(754,597)
Payments received on notes receivable	700,985	158,632
Other assets	(5,498)	-
Net cash provided (utilized) by investing activities	432,812	(595,965)

Financing activities
Proceeds from long-term obligations	292,806	-
Principal payments on long-term debt and capital
lease obligations	(2,627,931)	(334,945)
Payments of preferred dividends	-	(350,000)
Purchase of common shares for treasury stock	(20,393)	-
Contributed capital	1,413	-
Net cash utilized by financing activities	(2,354,105)	(684,945)

Decrease in cash	(3,275,353)	(1,295,384)
Cash at beginning of period	3,953,375	2,918,396
Cash at end of period	$ 678,022	$ 1,623,012

See accompanying notes

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2000

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates, (i.e., July 1 vs. June 30 for the second quarter 2000), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

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

C. Supplemental Cash Flow Information

Noncash items in the first half of 2000 included $400,129 of capital expenditures for the company store segment from entering into capitalized leases and trade-in of equipment. Cash paid for interest during the first six months of 2000 was $398,266 compared to $204,525 for the same period in 1999. Cash paid for income taxes was $200 for the first six months of 2000 and $6,350 for the same period in 1999.

  Segment Information

Three Months Ended June 30, 2000

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 75,046	$ 3,820,183	$ 1,238,582	$ 4,298,580	$ 9,432,391

Depreciation and amortization	762	310,299	2,993	1,273	315,327

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(161,973)	(548,660)	801,924	(25,636)	65,655

Capital expenditures	-	252,918	-	-	252,918

Three Months Ended June 30, 1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 60,500	$3,215,950	$ 1,315,230	$4,716,681	$9,308,361

Depreciation and amortization	980	202,730	3,226	2,306	209,242

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(133,538)	(265,490)	904,775	92,635	598,382

Capital expenditures	-	328,841	-	-	328,841

  Segment Information (continued)

Six Months Ended June 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 125,796	$ 6,894,091	$ 2,291,585	$ 7,353,356	$16,664,828

Depreciation and amortization	1,641	611,298	5,986	2,770	621,695

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(327,648)	(1,505,560)	1,458,437	(253,810)	(628,581)

Identifiable segment assets	85,628	10,418,131	678,284	3,572,545	588

Capital expenditures	-	609,173	-	-	609,173

Six Months Ended June 30, 1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 148,920	$ 5,886,260	$ 2,349,269	$ 7,898,895	$16,283,344

Depreciation and amortization	1,959	406,472	6,452	4,612	419,495

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(252,223)	(795,524)	1,584,314	(171,838)	364,729

Identifiable segment assets	79,859	8,865,516	1,214,347	4,109,867	14,269,589

Capital expenditures	-	668,952	-	878	669,830

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2000	1999	2000	1999
Total sales and other revenue for reportable segments	$ 9,432,391	$ 9,308,361	$ 16,664,828	$ 16,283,344
Interest income	37,882	59,485	109,746	139,019
Total consolidated revenues	$ 9,470,273	$ 9,367,846	$ 16,774,574	$ 16,422,363

  Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended June 30, 2000
Depreciation and amortization	$ 315,327	$ 59,932	$ 375,259
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	65,655	(147,721)	(82,066)
Capital expenditures	252,918	43,082	296,000

Three Months Ended June 30, 1999
Depreciation and amortization	$ 209,242	$ 70,952	$ 280,194
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	598,382	(48,509)	549,873
Capital expenditures	328,841	43,832	372,673

Six Months Ended June 30, 2000
Depreciation and amortization	$ 621,695	$ 124,040	$ 745,735
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(628,581)	(293,726)	(922,307)
Identifiable segment assets	14,754,588	4,512,914	19,267,502
Capital expenditures	609,173	53,631	662,804

Six Months Ended June 30, 1999
Depreciation and amortization	$ 419,495	$ 141,906	$ 561,401
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	364,729	(73,063)	291,666
Identifiable segment assets	14,269,589	5,994,718	20,264,307
Capital expenditures	669,830	84,767	754,597

E. Earnings Per Share Data

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated.

Three Months Ended Six Months Ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Net income (loss) applicable to common shares	$ (233,564)	$ 340,243	$ (955,209)	$ 79,712

Reconciliation of shares:
Weighted average common shares outstanding	7,738,529	7,845,072	7,733,971	7,842,434
Effect of dilutive stock options and other common stock equivalents	-	-	-	749
Weighted average common shares assuming dilution	7,738,529	7,845,072	7,733,971	7,843,183

Basic earnings (loss) per share	$ (.03)	$ .04	$ (.12)	$ .01

Diluted earnings (loss) per share	$ (.03)	$ .04	$ (.12)	$ .01

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations

The Company reported a net loss of $53,066, or a loss per common share, basic and diluted, of $.03 for the second quarter 2000 compared to net income of $406,873, or income per common share, basic and diluted, of $.04 for the second quarter 1999. For the six months ended June 30, 2000, the Company recorded a net loss of $599,307, or a loss per common share, basic and diluted, of $.12, compared to a net income of $213,666, or net income per common share, basic and diluted, of $.01 for the six months ended June 30, 1999. Per share calculations are made after provision for preferred dividend requirements. The 2000 dividend requirement is an imputed amount, and no cash payments are required until 2003. Due to the Company's common share price of approximately $.56, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by $23,000, or 16%, during the first six months of 2000 compared to 1999 primarily due to the Company changing its franchise offering and having a lower cost franchise fee program for stores that open by December 31, 2000.

Company store revenue was up by $604,000, or 19%, for the second quarter 2000 compared to 1999 and was up by $1,008,000, or 17%, for the first six months of 2000 compared to 1999. These increases are primarily due to the 17 company stores opened or acquired during the last half of 1999 and the first half of 2000. Comparable store sales were down 7% in the second quarter and down 6% for the first six months. These decreases are primarily attributable to increased discounting on film processing instituted to maintain the Company's share of film processing in markets that are experiencing increased competition from new drug stores that offer on-site processing. Comparable store roll processing declined 3% for the second quarter of 2000 and 1% for the first six months of 2000.

Wholesale segment revenue decreased during the second quarter by $418,000, or 9%, and during the first six months by $546,000, or 7%, primarily as the result of lower prices in the color paper market, approximately 6% fewer franchise stores in the system compared to last year and disruption in supplies from the Company's primary manufacturer.

Revenue from franchisee royalties and advertising decreased 6% in the second quarter and 2% in the first six months, principally due to less franchise stores in the system compared to last year. Comparable store franchise sales were even for the quarter and down .5% for the first six months of 2000.

Development segment operating expenses were up $22,000 for the second quarter and $53,000 for the first six months, primarily due to expanded advertising and marketing efforts designed to increase potential franchise prospects, and partially offset by lower compensation expenses.

Company store segment operating contribution decreased by $283,000 in the second quarter 2000 compared to the same period in 1999. Of this, $158,000 was from losses incurred during the ramp-up phase of the new stores, and $125,000 was from lower sales and margins at stores opened more than one year. For the first six months of 2000, Company store segment operating contribution decreased by $710,000 from the same period in 1999. New stores in their ramp-up phase accounted for $459,000 of this decrease with the balance primarily caused by lower sales and margins in stores opened more than one year as discussed above.

Selling, general and administrative expenses increased $75,000 for the quarter and $144,000 for the first half of the year, primarily due to the concept development team. The Company implemented in 2000 a concept development team whose mission is to explore strategies to test, refine, and implement conceptual enhancements, new technologies and new methods of communicating with customers, franchisees and employees.

Advertising expense increased $107,000 in the quarter and $215,000 for the year primarily due to supporting increased company store revenue and increases in advertising for development activities.

Depreciation and amortization expense increased over 1999 by $95,000 for the quarter and $184,000 for the year, primarily as a result of the property and equipment in the new company stores.

Interest expense increased $90,000 for the quarter ended June 30, 2000 compared to the same period in 1999 and $194,000 for the six months ended June 30, 2000 compared to the same period in 1999. This was due to increased borrowings to support Company store asset additions, the expansion discussed above, higher interest rates this year and the effect of converting $2,700,000 of accounts payable to a term note at the end of 1999. Interest income, which is from notes receivable and temporary investments of cash, decreased in 2000 in both the quarter and six months due to lower balances of cash and notes receivable. During the first six months of 2000, the Company prepaid substantially all of its long-term obligations which were scheduled to be paid during 2000. This will lower both interest expense and interest income below what would otherwise occur during the last six months of 2000, but interest expense for the last six months of 2000 is still expected to be greater than 1999, due to higher interest-bearing obligations and higher interest rates.

Liquidity and Capital Resources

Net cash utilized by operating activities was $1,354,000 for the first six months in 2000 compared to $14,000 for the same period in 1999. This change was largely due to a reduction of accounts payable due to timing differences and a larger loss, partially offset by reductions in accounts receivable and inventory.

Net cash provided by investing activities was $433,000 for the first six months in 2000 compared to net cash utilized by investing activities of $596,000 for the comparable period in 1999. Increases in collections of notes receivable and a decrease in cash purchases of property and equipment were primarily responsible for the differences.

Net cash utilized by financing activities was $2,354,000 for the first six months in 2000 compared to $685,000 for the same period in 1999, due primarily to prepayments of long-term debt in 2000.

The Company has an unused $1.5 million line of credit available for use as of June 30, 2000.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

For information concerning market risks relating to changes in interest rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the discussion of market risks under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K. There have been no material changes in market risk since December 31, 1999.

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes, " expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include but are not limited to competitive pressures, technological changes affecting the Company's ability to compete, the ability to expand the Company's franchising operations, new store development and expansion, consumer acceptance of new programs and services, market prices of key supply items, continuity of management, liquidity of the franchise system, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, the continued availability of capital and financing at acceptable interest rates, and other risks indicated in the Company's filings with the United States Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 29, 2000, the Company convened its annual meeting of shareholders. Because of a lack of quorum, the meeting was adjourned to June 30, at which time a quorum was present.

(c) At the meeting the shareholders voted on the election of directors. The voting tabulation for each director is set next to his name.

Votes For Votes Withheld

Michael F. Adler 3,735,931 138,790

Frank W. Benson 3,541,526 333,195

D. Lee Carpenter 3,543,026 331,695

Leslie Charm 3,543,026 331,695

Dexter B. Dawes 3,544,026 330,695

Harry D. Loyle 3,737,131 137,590

David A. Mason 3,544,026 330,695

James F. Robeson 3,737,281 137,440

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K. During the quarter ended June 30, 2000, the Company filed a report, dated May 25, 2000, to report, under Item 4 of Form 8-K, the resignation of Ernst & Young LLP as the Company's independent accountant. In addition, on July 17, 2000, the Company filed a report on Form 8-K, dated July 12, 2000, to report, under Item 4 of Form 8-K, the retention of Arthur Andersen LLP as the Company's independent public accountants for the examination of the financial statements of the Company for the fiscal year ending December 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: August 11, 2000

Exhibit Index

No. Description

27 Financial Data Schedule