Form 10-Q
period 2000-09-30
MOTO PHOTO INC
filed 2000-11-09
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

As of November 1, 2000:

7,760,654 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999

Consolidated Statements of Operations - Three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements - September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature
Part I. Financial Information
Item 1. Financial Statements
Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2000	1999
Assets
Current Assets:
Cash	$ 1,330,013	$ 3,953,375
Accounts receivable, less allowances of $875,000
in 2000 and $636,000 in 1999	2,889,980	4,015,690
Notes receivable, less allowances of $59,000 in
2000 and $89,000 in 1999	216,669	281,669
Inventory	1,940,147	2,381,148
Income taxes receivable	744,048	390,000
Deferred tax assets	1,063,000	1,063,000
Prepaid expenses	198,580	276,777
Total current assets	8,382,437	12,361,659

Property and equipment	5,333,819	5,315,573

Other assets:
Notes receivable, less allowances of $1,496,000
in 2000 and $1,536,000 in 1999	983,523	1,393,440
Cost of franchises and contract acquired	94,486	120,293
Goodwill	3,501,959	3,635,596
Deferred tax assets	130,000	130,000
Other assets	936,117	960,253
Total assets	$ 19,362,341	$ 23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued
(Unaudited)

	September 30,	December 31,
	2000	1999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,775,381	$ 3,725,527
Accrued payroll and benefits	510,131	736,771
Accrued expenses	390,511	560,297
Accrued income taxes	342,828	342,828
Current portion of long-term obligations	1,364,000	2,403,000
Other	146,139	243,730
Total current liabilities	4,528,990	8,012,153

Long-term debt	8,304,302	9,498,069
Capitalized leases	1,304,536	539,256
Deferred revenue	110,544	110,544
Total liabilities	14,248,372	18,160,022

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G (Series G in 1999)
cumulative non-voting preferred shares,
1,000,000 shares issued and outstanding
with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 30,000,000:
Issued and outstanding shares - 7,884,528
in 2000 and 1999	78,845	78,845
Treasury stock, at par (123,874 shares in 2000
and 151,300 shares in 1999)	(1,239)	(1,513)
Paid-in capital	6,613,198	6,030,523
(Deficit) retained earnings subsequent to
June 30, 1991	(1,586,835)	(361,063)
Total stockholders' equity	5,113,969	5,756,792
Total liabilities and stockholders' equity	$ 19,362,341	$ 23,916,814

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

Revenue

Sales and other revenue	$ 9,319,439	$ 9,647,795	$ 25,984,267	$ 25,931,139
Interest income	57,347	57,399	167,093	196,418
	9,376,786	9,705,194	26,151,360	26,127,557

Expenses

Cost of sales and operating expenses	7,017,330	7,169,059	19,877,452	19,200,086
Selling, general, and administrative	1,588,502	1,402,454	4,528,844	4,199,225
Advertising	307,105	337,675	1,059,521	874,648
Depreciation and amortization	391,699	355,328	1,137,434	916,729
Interest expense	170,807	114,971	569,073	319,496
	9,475,443	9,379,487	27,172,324	25,510,184

Income (Loss) before income taxes	(98,657)	325,707	(1,020,964)	617,373

Income tax benefit (expense)	34,000	245,000	357,000	167,000
Net income (loss)	(64,657)	570,707	(663,964)	784,373

Dividend requirement on preferred shares	(185,738)	(65,930)	(541,640)	(199,885)
Net income (loss) applicable to common shares	$ (250,395)	$ 504,777	$(1,205,604)	$ 584,488

Net income (loss) per common share: Basic	$ (.03)	$ .06	$ (.16)	$ .07
Diluted	$ (.03)	$ .05	$ (.16)	$ .07

Weighted average shares outstanding: Basic	7,754,749	7,827,530	7,740,923	7,836,967
Diluted	7,754,749	16,659,310	7,740,923	7,841,479

See accompanying notes.

Moto Photo Inc and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2000	1999
Operating activities
Net income (loss)	$ (663,964)	$ 784,373
Adjustments to reconcile net cash utilized by operating activities:
Depreciation and amortization	1,137,433	916,729
Provision for losses on inventory and receivables	257,726	344,449
Notes receivable increases as a result of franchise activities	(37,500)	-
Loss on disposition of assets	46,815	32,799
Noncash directors' fees expense	40,122	44,878
Increase (decrease) resulting from changes in:
Income tax receivable	(354,048)	-
Accounts receivable	842,0741,133,879	(449,341)
Inventory and prepaid expenses	527,555	354,576
Deferred taxes	-	(167,000)
Other assets	-	(40,679)
Accounts payable and accrued expenses	(2,346,571)	(1,062,605)
Other liabilities	(97,591)	14,151
Net cash provided (utilized) by operating activities	(647,949356,144)	772,330

Investing activities
Purchases of property and equipment	(361,036524839)	(1,272,548)
Payments received on notes receivable	789,624	319,295
Proceeds from sale of property and equipment	-	19,000
Purchases of U.S. Treasury Bond investments	-	(75,000,000)
Proceeds from sale of U.S. Treasury Bond investments	-	75,000,000
Other assets	6,303	-
Net cash provided (utilized) by investing activities	434,893143,088	(934,253)

Financing activities
Proceeds from long-term obligations	292,806	-
Principal payments on long-term debt and capital
lease obligations	(2,684,132)	(832,073)
Payments of preferred dividends	-	(525,000)
Purchase of common shares for treasury stock	(20,393)	(117,207)
Contributed capital	1,413	-
Net cash utilized by financing activities	(2,410,306)	(1,474,280)

Decrease in cash	(2,623,362)	(1,636,203)
Cash at beginning of period	3,953,375	2,918,396
Cash at end of period	$ 1,330,013	$ 1,282,193
See accompanying notes

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2000

"Unaudited"
  Merger Announcement

On September 20, 2000 Moto Photo, Inc. (the "Company") and PhotoChannel Networks Inc. ("PhotoChannel"), an e-commerce company developing an on-line photo print service for both digital and conventional film photographers, announced the signing of a non-binding letter of intent relating to the proposed merger of the Company with a subsidiary of PhotoChannel.to merge the two companies and their subsidiaries. PhotoChannel is a British Columbia company with common shares listed on The Montreal Exchange in Canada (Symbol: PNI) and quoted on the NASD OTC Bulletin Board in the United States (Symbol: PHCHF).

The proposed merger would value Moto Photo common stock at US $1.75 per share and provide for each Company common share to be converted into shares of common stock of PhotoChannel based upon an exchange ratio equal to US $1.75 divided by the average closing price of PhotoChannel common stock for the 20 trading days immediately preceding the merger, with a ceiling of US $2.50 per PhotoChannel share and a floor of US $1.00 per PhotoChannel share. As a result, subject to completion of the merger, the existing Company common shareholders would own between approximately 5,600,000 to 14,000,000 common shares of PhotoChannel. The transaction is anticipated to be tax-free to Company shareholders. The proposed merger is subject to the completion of a US $25 million financing by PhotoChannel, negotiation and execution of a definitive agreement providing for the merger as well as other requirements and conditions, including Board of Directors and shareholder approvals, regulatory approvals, the filing of a registration statement with the SEC, and the conversion of Company options into PhotoChannel options, and other conditions. AThe closing date cannot be determined at this time.is uncertain but not likely to be prior to spring 2001.

Additional information was filed on Form 8-K dated September 21, 2000.

B. Subsequent Event

The Company announced on October 31, 2000 that it received notification from the Nasdaq Stock Market ("Nasdaq") that the Company's common shares failed to achieve compliance with Nasdaq's minimum bid price requirements for continued inclusion on the Nasdaq SmallCap Market and were delisted as of the opening of trading on October 31, 2000. The Company's common shares now trade under the symbol MOTO on the OTC Bulletin Board.

Additional information was filed on Form 8-K dated November 1, 2000.

C. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are of normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 .

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

D. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

E. Supplemental Cash Flow Information

Noncash items in the first nine months of 2000 included $684,151645,056 of capital expenditures for the company store segment from entering into capitalized leases and from the trade-in of equipment. Noncash expense for directors' fees was $40,122 during the first nine months. Cash paid for interest during the first nine months of 2000 was $569,073 compared to $319,496 for the same period in 1999. Cash paid for income taxes was $200 for the first nine months of 2000 and $6,350 for the same period in 1999.

  Segment Information

Three Months Ended September 30, 2000

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 95,250	$ 3,851,502	$ 1,263,125	$ 4,109,562	$ 9,319,439

Depreciation and amortization	505	328,705	4,130	1,223	334,563

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(137,254)	(541,802)	834,967	(103,851)	52,060

Capital expenditures	-	348,297	-	-	348,297

Three Months Ended September 30, 1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 128,625	$3,497,779	$ 1,274,961	$4,746,430	$9,647,795

Depreciation and amortization	979	277,863	3,225	2,306	284,373

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(53,245)	(355,226)	839,135	(78,643)	352,021

Capital expenditures	-	586,169	-	-	586,169

F. Segment Information (continued)

Nine Months Ended September 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 221,046	$10,745,593	$ 3,554,710	$11,462,918	$25,984,267

Depreciation and amortization	2,146	940,003	10,116	3,993	956,258

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(464,902)	(2,047,362)	2,293,404	(357,661)	(576,521)

Identifiable segment assets	66,316	10,461,305	686,238	2,999,314	14,213,173

Capital expenditures	-	957,470	-	-	957,470

Nine Months Ended September 30, 1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 277,545	$ 9,384,039	$ 3,624,231	$12,645,324	$25,931,139

Depreciation and amortization	2,937	684,336	9,677	6,918	703,868

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(305,468)	(1,150,750)	2,423,449	(250,481)	716,750

Identifiable segment assets	76,296	9,140,448	878,514	4,350,791	14,446,049

Capital expenditures	-	1,345,076	-	878	1,345,954

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2000	1999	2000	1999
Total sales and other revenue for reportable segments	$ 9,319,439	$ 9,647,795	$ 25,984,267	$ 25,931,139
Interest income	57,347	57,399	167,093	196,418
Total consolidated revenue	$ 9,376,786	$ 9,705,194	$ 26,151,360	$ 26,127,557

  Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended September 30, 2000
Depreciation and amortization	$ 334,563	$ 57,136	$ 391,699
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	52,060	(150,717)	(98,657)
Capital expenditures	348,297	34,084	382,381

Three Months Ended September 30, 1999
Depreciation and amortization	$ 284,373	$ 70,955	$ 355,328
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	352,021	(26,314)	325,707
Capital expenditures	586,169	25,843	612,012

Nine Months Ended September 30, 2000
Depreciation and amortization	$ 956,258	$ 181,176	$ 1,137,434
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(576,521)	(444,443)	(1,020,964)
Identifiable segment assets	14,213,173	5,149,169	19,362,342
Capital expenditures	957,470	87,715	1,045,185

Nine Months Ended September 30, 1999
Depreciation and amortization	$ 703,868	$ 212,861	$ 916,729
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	716,750	(99,377)	617,373
Identifiable segment assets	14,446,049	5,943,455	20,389,504
Capital expenditures	1,345,954	75,788	1,421,742

G. Earnings Per Share Data

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated.

Three Months Ended Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Numerator:
Net income (loss) applicable to common shares - basic	$ (250,395)	$ 504,777	$ (1,205,604)	$ 584,488

Effect of dilutive securities:
Series G preferred previously accreted dividends	-	325,116	-	-
Series G preferred dividend requirement	-	65,930	-	-
Net income (loss) applicable to common shares - diluted	$ (250,395)	$ 895,823	$ (1,205,604)	$ 584,488

Denominator:
Weighted average common shares outstanding - basic	7,754,749	7,827,530	7,740,923	7,836,967

Effect of dilutive securities:
Employee stock options	-	12,038	-	4,512
Convertible Series G preferred	-	8,819,742	-	-
Weighted average common shares outstanding - diluted	7,754,749	16,659,310	7,740,923	7,841,479

Basic earnings (loss) per share	$ (.03)	$ .06	$ (.16)	$ .07

Diluted earnings (loss) per share	$ (.03)	$ .05	$ (.16)	$ .07

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations

The Company reported a net loss of $64,657, or a loss per common share, basic and diluted, of $.03 for the third quarter 2000 compared to net income of $570,707, or basic income per common share of $.06 and diluted income per common share of $.05 for the third quarter 1999. For the nine months ended September 30, 2000, the Company recorded a net loss of $663,964, or a loss per common share, basic and diluted, of $.16, compared to a net income of $784,373, or income per common share, basic and diluted, of $.07 for the same period during 1999. Per share calculations are made after provision for preferred dividend requirements. The 2000 dividend requirement is an imputed amount, and no cash payments are required until 2003. Due to the Company's common share price during the third quarter of 1999, certain securities became dilutive for the third quarter of 1999.

Development segment revenue decreased by $33,000, or 26%, during the third quarter of 2000 compared to 1999, and also decreased by $56,000, or 20% for the first nine months of 2000 compared to 1999. These reductions were primarily due to the Company changing its franchise offering and offering a lower cost franchise fee program for stores that open by December 31, 2000, even though there were eleven franchisee stores opened in the first nine months of 2000 compared to six opened in the same period in 1999.

Company store revenue increased by $354,000, or 10%, for the third quarter 2000 compared to 1999 and also increased by $1,362,000, or 15%, for the first nine months of 2000 compared to 1999. These increases are primarily due to the 17 company stores opened or acquired during the last half of 1999 and the first half of 2000. Comparable store sales were down 9% in the third quarter and down 7% for the first nine months. These decreases are partiallyprimarily attributable to increased discounting on film processing instituted to maintain the Company's share of film processing in markets that are experiencing increased competition from new drug stores that offer on-site processing. In 2000, comparable store roll processing declined approximately [34% for the third quarter and approximately 12% for the first nine months.]

Wholesale segment revenue decreased in the third quarter by $583,000, or 13%, and in the first nine months by $1,001,000, or 8%, primarily as the result of lower prices in the color paper market, approximately [6% fewer franchise ] stores purchasing through wholesale in the system compared to last year and disruption in supplies from the Company's primary manufacturer.

Revenue from franchisee royalties and advertising decreased 1% in the third quarter primarily due to a comparable franchise store sales decrease and decreased 2% in the first nine months, principally due to less franchise stores in the system compared to last year and approximately 1% lower comparable franchise store sales. Comparable store franchise sales decreased approximately .9% for the quarter and were down approximately .6% for the first nine months of 2000.

Development segment operating expenses were up $66,000 in the third quarter and $120,000 in the first nine months. The increase was primarily due to expanded advertising and marketing efforts designed to increase potential franchise prospects. Lower payroll costs partially offset these increases in the nine months.

Company store segment operating contribution decreased by $187,000 in the third quarter 2000 compared to the same period in 1999, with $110,000 of this decrease caused by $222,000 of lower sales and margins at stores opened more than one year, partially offset by $112,000 in reduced expenses in the same stores. The balance was attributable to the losses generated by new stores in their ramp-up phase. Of this, $222,000 was from lower sales and margins at stores opened more than one year, partially offset by $112,000 in reduced expenses in the same stores. For the first nine months of 2000, Company store segment operating contribution decreased by $897,000 from the same period in 1999. New stores in their ramp-up phase accounted for $444,000 of this decrease with the balance primarily caused by lower sales, margins and expenses in stores opened more than one year.

Selling, general and administrative expenses increased $186,000 for the quarter and $330,000 for the first nine months of the year. In 2000, a concept development team was implemented whose mission is to explore strategies to test, refine, and implement conceptual enhancements, new technologies and new methods of communicating with customers, franchisees and associatesemployees. The additional cost associated with this team was approximately $114,000 for the third quarter and $288,000 for the first nine months. In addition, the Company recorded a loss on store closings of $474,000 for the quarter and nine months compared to $3,000 in the prior year.

Advertising expense decreased $31,000 in the quarter and increased $185,000 for the first nine months compared to the prior year. The quarterly decrease was primarily due to reduced grand opening advertising due to timing of store openings, while the year-to-date increase was attributable to supporting increased company store revenue, including grand openings, and increases in advertising for development activities.

Depreciation and amortization expense increased over 1999 by $36,000 for the quarter and $221,000 for the yearfirst nine months, primarily as a result of the property and equipment in the new company stores.

Interest expense increased $56,000 for the quarter ended September 30, 2000 compared to the same period in 1999 and $250,000 for the nine months ended September 30, 2000 compared to the same period in 1999. This was primarily due to increased borrowing to finance Company store asset additions, the expansion discussed above, higher interest rates this year and the effect of converting $2,700,000 of accounts payable to a term note at the end of 1999. During the first six months of 2000, the Company prepaid substantially all of its long-term obligations which were scheduled to be paid during 2000.

Liquidity and Capital Resources

Net cash utilized by operating activities was $648356,000 for the first nine months in 2000 compared to net cash provided by operating activities of $772,000 for the same period in 1999. This change was largely due to a net loss for the year compared to net income last year. Rreduction of accounts payable due to timing differences and a larger loss, were largely partially offset by reductions in accounts receivable and inventory.

Net cash provided by investing activities was $435143,000 for the first nine months in 2000 compared to net cash utilized by investing activities of $934,000 for the comparable period in 1999. Increases in collections of notes receivable and a decrease in cash purchases of property and equipment were primarily responsible for the differences.

Net cash utilized by financing activities was $2,410,000 for the first nine months in 2000 compared to $1,474,000 for the same period in 1999. The difference was due primarily to prepayments of long-term debt in 2000, partially offset by the elimination of cash dividend payments of cash dividends on preferred stock this year and higher collections on notes receivableproceeds from new long-term obligations this year.

The Company has an unused $1.5 million line of credit available for use as of September 30, 2000.

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

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes", "expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include but are not limited to competitive pressures, technological changes affecting the Company's ability to compete, the ability to expand the Company's franchising operations, new store development and expansion, consumer acceptance of new programs and services, market prices of key supply items, continuity of management, liquidity of the franchise system, lender and supply relationships, economic conditions, the effect of severe weather or natural disasters, the continued availability of capital and financing at acceptable interest rates, the ability to finalize the proposed merger with PhotoChannel, and other risks indicated in the Company's filings with the United States Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

Exhibit 27 Financial Data Schedule

  The following Reports on Form 8-K were filed in the third quarter:
    July 17, 2000, the Company filed a report on Form 8-K, dated July 12, 2000, to report, under Item 4 of Form 8-K, the retention of Arthur Andersen LLP as the Company's independent public accountants for the examination of the financial statements of the Company for the fiscal year ending December 31, 2000.
    September 21, 2000, the Company filed a report on Form 8-K, dated September 20, 2000, to report its intent to enter into a proposed business combination between the Company and PhotoChannel Networks Inc.

In addition, on November 1, 2000, the Company filed a report on Form 8-K, dated October 31, 2000, to report the commencement of trading of the Company stock (MOTO) on the OTC Bulletin Board and removal from the Nasdaq SmallCap Market, effective October 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: November 9, 2000

Exhibit Index

No. Description

27 Financial Data Schedule