Form 10-K
period 2000-12-31
MOTO PHOTO INC
filed 2001-05-21
CIK 704508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

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

$862,657 in Voting Common Stock

as of May 11, 2001

(last actual transaction price)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of May 11, 2001:

7,809,338 shares of Voting Common

0 shares of Non-Voting Common

DOCUMENTS INCORPORATED BY REFERENCE

None

MOTO PHOTO, INC.

FORM 10-K

For the year ended December 31, 2000

TABLE OF CONTENTS

PART I *

ITEM 1. BUSINESS *

General *

Operating Segments *

Development *

Competition *

Trade Names, Service Marks and Logo Types *

Regulation *

Royalty and Advertising *

Wholesale *

Company Stores *

The Business as a Whole *

Seasonality *

Employees *

Supply Contract and Amended Series G Preferred Stock *

Competition *

Expansion Plans *

Development of the System in 2000 *

Summary of Store Development *

ITEM 2. PROPERTIES *

ITEM 3. LEGAL PROCEEDINGS *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *

PART II *

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS *

ITEM 6. SELECTED FINANCIAL DATA *

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS *

General *

Market Risk *

Results of Operations 2000 vs. 1999 *

Results of Operations 1999 vs. 1998 *

Liquidity and Capital Resources *

Forward Looking Statements *

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK. *

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA *

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE *

PART III *

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT *

ITEM 11. EXECUTIVE COMPENSATION *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *

PART IV. *

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K *

PART I

ITEM 1. BUSINESS

General

Operating Segments

Development

Competition

Trade Names, Service Marks and Logo Types

Regulation

Royalty and Advertising

Wholesale

Company Stores

The Business as a Whole

Seasonality 778

Employees

Supply Contract and Amended Series G Preferred Stock

Competition

Expansion Plans

Development of the System in 2000

Summary of Store Development

ITEM 2. PROPERTIES 121213

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Market Risk

Results of Operations 2000 vs. 1999

Results of Operations 1999 vs. 1998

Liquidity and Capital Resources

Forward Looking Statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 212122

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE 212122

PART III 222122

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 222122

ITEM 11. EXECUTIVE COMPENSATION 242425

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 3332

During 2000, Caroline Zsambok, wife of Michael F. Adler, provided consultation to the Company on training and organizational learning services through her company, Z Research and Consulting ("Z Research"). During 2000, the Company paid Z Research fees of approximately $29,441. The Company has agreed to provide Z Research with an office at the Company's headquarters and limited secretarial support for non-Company work it performs. Z Research compensates the Company for all out-of-pocket expenses the Company incurs in providing Z Research with an office and secretarial support. 3534

PART IV. 3534

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 3534

PART I 231

ITEM 1. BUSINESS 231

General 231

Operating Segments 231

Development 231

Competition 453

Trade Names, Service Marks and Logo Types 453

Regulation 564

Royalty and Advertising 564

Wholesale 675

Company Stores 675

The Business as a Whole 675

Seasonality 675

Associates 786

Supply Contract 786

Competition 897

Expansion Plans 9108

Development of the System in 2000 10119

Summary of Store Development 10119

ITEM 2. PROPERTIES 111210

ITEM 3. LEGAL PROCEEDINGS 121311

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 121311

PART II 121311

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS 121311

ITEM 6. SELECTED FINANCIAL DATA 131412

General 141513

Market Risk 151613

Results of Operations 2000 vs. 1999 151614

Results of Operations 1999 vs. 1998 171816

Liquidity and Capital Resources 181917

Forward Looking Statements 202118

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . 202119

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 202119

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE 202119

PART III 202219

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 202219

ITEM 11. EXECUTIVE COMPENSATION 232422

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT 282926

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 313229

PART IV. 333431

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K 333431

MOTO PHOTO, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

Moto Photo, Inc., together with its subsidiaries ("the Company"), is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade names and service marks of "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO".

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Operating Segments

The operating segments of the Company's business are Development, Royalty and Advertising, Wholesale, and Company Stores. Development markets the Company's franchise and recruits franchisees. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses. Company Stores operates retail photo processing and portrait stores owned by the Company. See Note R to the Consolidated Financial Statements of the Company included elsewhere herein for information concerning the revenue, profit contribution or loss, and assets of each operating segment.

Development

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade names and service marks of "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO". See "Business - Trade Names, Service Marks and Logo Types." The Company, as franchisor, licenses to the franchisee such trade names, service marks, and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store.

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, franchise shows, and the Internet. At December 31, 2000, the Company had a total of ten area developers covering twenty-three states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and for providing assistance in opening the store and also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and a portion of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 2000, area developers accounted for twelve new franchises and franchise brokers accounted for three new franchises. In addition, area developers assist in finding buyers for existing stores; in 2000, twenty-five franchises were transferred to new owners.

During 2000, the Company continued to use its new store design in all new stores opening in the system. The new design, Project Aspire, is intended to appeal to the target customers of MOTOPHOTO stores and the Company believes it will complement the services the stores offer. Project Aspire will be also be used to retrofit existing stores over time.

The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee for each additional store opened by an existing franchisee.

During 2000, the Company offered a reduced fee program pursuant to which the Company lowered its initial franchise fee from $35,000 to $15,000 for first-time franchisees and to $7,500 for existing franchisees and agreed to contribute $4,000 to grand opening advertising expenses. This limited time offer was contingent upon the franchisee's signing a franchise agreement by December 31, 2000, opening its store by December 31, 2001 and agreeing to purchase all of its store's requirements for photo processing paper and chemistry from the Company for the first three years of operation. The Company is no longer offering this reduced fee program.

The Company offers financing for new franchises through the MotoPhoto QuickStart(SM) financing program. Under this program, a third party lender offers financing which enables franchisees to open a MOTOPHOTO store for a much smaller initial cash investment (currently approximately $60,000) than a franchisee who used traditional financing methods would have (currently approximately $120,000). The MotoPhoto QuickStart(SM) program has two components: (1) the Company will finance the initial franchise fee for qualified new franchisees, payable at 9.4% over ten years; and (2) Provident Bank will finance the cost of the photo processing equipment, office equipment, and the computerized point-of-sale system and will provide a store build-out allowance of up to approximately $37,900. Repayment is made over eight years in specified weekly payments. These payments are lower in the earlier years to take into account the normal sales ramp-up of an average store. The franchisee will be personally liable for the payments for the full eight-year term of the business lease agreement. As a condition of the MotoPhoto QuickStart(SM) program, the franchisee must purchase all photo processing paper and chemicals from the Company, must purchase and display certain other products made by Fuji Photo Film U.S.A., Inc. ("Fuji"), and must use certain Fuji equipment. Fuji has agreed to guarantee the franchisees' payments to Provident Bank under the MotoPhoto QuickStart(SM) program and the Company has agreed to indemnify Fuji for one-half of any guarantee payments it makes to the Bank.

The Company targets for conversion into the Company's franchise system independently operated stores offering one-hour photo processing services that meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such "conversion franchises".

The Company has a program to increase the number of conversion franchises. The Company has lowered its initial franchise fee for conversion franchises to $10,000. If the conversion franchisee's sales in the preceding twelve months were over $167,000, the Company will give the conversion franchisee a credit equal to 6% of the previous year's sales, with a maximum credit of $10,000. A new system franchisee who acquires an independent store for the purpose of converting it pays an initial franchise fee of $20,000 without any credit. In addition, the Company will subsidize up to $5,000 of the cost of converting the store to the MOTOPHOTO store design ("the Store Design Allowance") by giving the franchisee credits against wholesale purchases from the Company. Lastly, the Company will, on a quarterly basis, credit six percent of the conversion franchisee's first year net retail sales against its purchases from the Company of film, photo processing paper, and chemistry, provided the franchisee signs a three-year agreement to purchase such items from the Company. The credit will be applied only to the extent that purchases exceed the credits due the franchisee for the Store Design Allowance and it is available only to new conversion franchisees and not to existing or new franchisees who acquire a store to convert it.

In addition to the MotoPhoto QuickStart(SM) program, the Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

Competition

In marketing its franchise, the Company faces competition from franchisors of other types of businesses. The opportunities available and costs associated with other franchise operations may affect the Company's ability to market MOTOPHOTO franchises. In addition, the Company's franchisees face competition from other providers of photo processing services. See "The Business as a Whole - Competition" below. Accordingly, as market conditions change, it may be necessary to change some or all of the strategies discussed above.

Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO", "ONE HOUR MOTOPHOTO", "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO", and "CLUBMOTO" are registered on the principal register of the United States Patent and Trademark Office. In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO-PHOTO", "MOTOPHOTO", and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, France, Germany, Italy, Kuwait, Luxembourg, the Netherlands, Norway, and the United Kingdom. In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada, Mexico, and Saudi Arabia and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico and Saudi Arabia. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. The Company's trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

The Company has devoted substantial time, effort and expense toward developing name recognition and goodwill for stores operated under the trade names of "MOTOPHOTO", "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO". The Company intends to maintain the integrity of its trade names, service marks and other proprietary names and marks against unauthorized use and to protect the franchisees' use against claims of infringement and unfair competition where circumstances warrant. Failure to defend and protect such trade names and other proprietary names and marks could adversely affect the Company's sales of franchises under such trade names and other proprietary names and marks. The Company knows of no current materially infringing uses.

Regulation

The Company is subject to Federal Trade Commission ("FTC") regulation and certain state laws that regulate the offer and sale of franchises. The Company is also subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship.

Several additional states have enacted or proposed legislation concerning certain key aspects of the franchisor-franchisee relationship, including termination and renewal of the franchise, franchise transfers, and encroachment. Similar legislation has been proposed at the federal level. If such legislation were enacted, it could ultimately weaken the cohesiveness of franchise systems and could affect the way the Company does business in the future. The Company believes that its operations comply substantially with FTC regulations and applicable state franchise laws.

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

The Company also has devoted substantial efforts to the development of detailed operations and management guidelines and standards for stores. These guidelines and standards deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. These guidelines and standards are proprietary information belonging to the Company and are made available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement. The Company has developed these guidelines and standards, as well as other training and operational materials, and makes them available to its franchisees in written form, through computer-based training, and through its newly-developed intranet for franchisees, which will be its primary method of communication and ongoing guidance for franchisees.

The Company enforces a quality control program to ensure the high quality of products, services, and the maintenance of appearance and image of both franchised and company stores. The quality control program requires the franchisee to conduct daily testing of equipment and chemicals used in processing and printing. Store management is encouraged to stress personal service to build customer loyalty.

Generally, the franchise agreements are for a period of ten years and are renewable at the option of the franchisee if certain conditions are met. Franchise agreements for most franchises do not give franchisees a unilateral right to terminate. However, fourteen stores are operated under older agreements that allow the franchisee to terminate the agreement on three months prior notice. Franchises are transferable only with the prior approval of the Company. For transfers of franchises sold before March 2001, the Company charges a transfer fee of $5,250 except in limited circumstances. This transfer fee will be $7,500 for franchises sold after March 2001.

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

Wholesale

The franchisee is required to purchase MOTOPHOTO private label film, single-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. Franchisees obtaining financing under the MotoPhoto QuickStart(SM) program must use Fuji paper and Fuji or Fuji/Hunt chemistry throughout the term of the business lease agreement and must purchase these supplies through the Company. Franchisees who bought franchises under the reduced fee program offered during 2000 must purchase such supplies through the Company for the first three years of operation of their stores.

The Company has negotiated arrangements with a number of suppliers that provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive as compensation a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers. See also "The Business as a Whole - Supply Contract and Amended Series G Preferred Stock" below.

Company Stores

At December 31, 2000, the Company had 42 company stores in operation compared to 44 at year-end 1999. This decrease in the number of company stores partially resulted from a management decision to close four under-performing stores near the end of 2000. In early 2001, two more company stores were closed and one was sold as a franchise. The Company has no plans to open additional company stores during 2001. The Company will continue to offer some of its stores for sale. The Company operates its company stores as a source of revenue, as training sites and as testing and research sites for products, services, and systems.

The Business as a Whole

Seasonality

Seasonal demand in the photo processing industry is at its greatest during the Christmas season and in the summer and at its lowest during the winter following the Christmas season. Demand for photo processing services during spring and fall is fairly equal.

Employees

As of May 7, 2001, the Company had 418 employees, 200 of whom were employed part-time. None of the Company's employees is represented by labor unions. The Company believes its relationship with its employees is good.

Supply Contract and Amended Series G Preferred Stock

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

In December 1999, the Company exchanged its Series G Preferred Stock, all one million shares of which were held by Fuji, for the Amended Series G Stock issue of one million shares. The Amended Series G Stock extended the mandatory redemption date from January 1, 2000 to January 1, 2003 and eliminated scheduled penalty payments for non-redemption of the Series G Preferred Stock of $800,000 in 2000, $900,000 in 2001 and $1,000,000 annually thereafter. If the Company fails to redeem the Amended Series G Stock on January 1, 2003, the Company must make penalty payments of $.90 per share, or $900,000, in 2003 and $1.00 per share, or $1,000,000, in 2004 and each year thereafter until the stock is redeemed. The Amended Series G Stock is redeemable by the Company at any time in aggregate amounts of at least $1,000,000. No dividends are payable in connection with the Amended Series G Stock. The Amended Series G Stock is redeemable only out of the proceeds of an equity offering or in Company common stock valued at 90% of the market price at the time of redemption. Fuji may refuse any proposed redemption by the Company in shares of common stock and elect to continue to hold the Amended Series G Stock without impairment of any right to require redemption at a later time. The redemption price for the Amended Series G Stock is $10.00 per share, or an aggregate of $10 million. If the Amended Series G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company.

In connection with the Amended Series G Stock transactions, the supply agreement was amended to reduce the associated revolving credit agreement by $2.7 million to $4 million. The Company executed a note to pay Fuji the $2.7 million over three years. The principal balance of such note was $2.1 million as of December 31, 2000 and was $1.9 million as of March 31, 2001.

Fuji may terminate the supply contract upon, after appropriate cure periods, failure by the Company to make payments when due under the supply contract, failure by the parties to renegotiate prices for the Fuji products as required by the supply contract, or bankruptcy or insolvency of the Company. Fuji may require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, termination of the supply contract other than as a result of a material default by Fuji, default by the Company under certain other agreements between the Company and Fuji, failure by the Company to meet its obligations under other indebtedness in excess of $100,000, or if either Michael F. Adler or David A. Mason ceases to be involved in the day-to-day management of the Company and the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji. Change in control of the Company, other than the acquisition of control by Fuji, would give Fuji the right to require redemption of the Amended Series G Stock but would not affect the validity of the supply contract. If the Company redeems the Amended Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal. The Company has the right to terminate the supply agcontractreement under certain circumstances including failure of Fuji to maintain appropriate pricing levels as required under the agreement or if Fuji defaults on its obligations.

On April 9, 2001, the Company gave Fuji notice of its intent to renegotiate the prices as permitted under the supply contract. If the parties are unable to agree upon new prices within sixty days of the date of the notice, either party may terminate the supply contract upon thirty days notice to the other. In such case, the Company cwould change theto a key supplier, other than Fuji, for system requirements of paper, chemistry and equipment. The Company believes these products are available from alternative vendors at comparable prices, but there can be no assurances that the Company can obtain favorable pricing and terms without disruption to wholesale activities.

The Company has a revolving credit arrangement with Fuji under the supply contract pursuant to which the Company may have outstanding amounts due to Fuji for purchases under the supply contract for a period of approximately 120 days without interest. If the supply contract is terminated, the balance outstanding under the revolving credit arrangement, which currently is approximately $3.4 million (was $4 million at December 31, 2000), would become payable according to its terms over the approximately 120 day period following termination of the supply contract. In connection with a change to a new key supplier, the Company would seek similar credit terms, but there can be no assurances that similar credit terms would be obtained.

Termination of the supply contract other than as a result of a material default by Fuji would also constitute a Redemption Event under the Amended Series G Stock and would give Fuji the right to require redemption of the Amended Series G Stock. If Fuji requests redemption, the Company can cure the Redemption Event by offering the requisite cash or common stock to redeem all of the Amended Series G Stock. If redemption were to occur in shares of common stock, baseddepending on the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding stock following such redemption. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. There is pervasive competition in the provision of photo processing services, particularly through the increasing number of one-hour labs in drug stores and other mass merchants, and also through other channels of distribution, such as specialty stores and photographic chains, large retail stores, the Internet, and mail order. The Company's competitors are many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. The Company competes in the marketplace in securing attractive locations for the opening of one-hour photo processing stores, in the sale of one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises and company one-hour photo processing stores.

Principal competitive factors in the industry are convenience, quality of service, quality of product, price, and timeliness. Centralized photo processors can offer their services at significantly lower prices than those of the Company and its franchisees, although the customer may wait several days for photo processing. The Company's one-hour concept provides the market with more timely service than centralized photo processors. In addition, personnel at MOTOPHOTO stores are trained to offer a high level of customer service, including the ability to advise customers on picture-taking and on the array of imaging services offered at the stores. The Company maintains quality control standards intended to assure that the quality of one-hour processing is at least comparable to other methods of photo processing.

The operating history of the Company and its franchisees indicates that substantial demand exists for the one-hour photo service offered by the Company and its franchisees; however, lower prices offered by already established centralized photo processing outlets and other one-hour outlets and the high quality of product made possible by new automated photo processing equipment may adversely affect the business of the Company and its franchisees. Factors allowing the Company and its franchisees to realize premium prices are the variety of imaging services offered by the Company and its franchisees and the personalized service and photographic expertise of store employees, the result of the Company's training programs.

The photo processing industry in which the Company operates is continuing to introduce new products and services, such as digital imaging services and products. The Company has introduced, and will continue to introduce, these products and services into its franchised and company stores as the markets for these products demonstrate commercial viability.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

Expansion Plans

The Company is planning to expand its offerings of services and products as quickly as commercially practicable in order to reinforce its market position in the rapidly changing retail photo processing industry. The Company has formed a concept development team that is dedicating itself to rethinking every aspect of the MOTOPHOTO concept and to exploring and testing new services and products with potential to significantly drive sales and profits. The concept development team also looks for new ways of serving customers and motivating and rewarding franchisees and employees that may also enhance sales and profits.

The Company continues to add digital imaging to the services which may be offered by MOTOPHOTO stores. The Company is working to develop marketing strategies and services to meet customers' digital imaging needs. The Company is expanding its CLUBMOTO program and broadening its portrait offerings and capabilities. The Company intends to expand its offerings of services and products as market tests indicate their potential profitability.

During 2001, the Company will continue to offer new franchises and to convert profitable existing independent stores to MOTOPHOTO stores. The Company is also devoting increased efforts to developing and implementing operations and training programs to improve the profitability of existing company stores and franchised stores and to assisting in the transfer to new owners of under-performing stores in good locations. In addition, the Company will seek to promote growth of the system through alliance opportunities with other firms. In September 2000, the Company and PhotoChannel Networks, Inc., a digital imaging network company, signed a letter of intent to merge that was later allowed to expire.

The Company continues to explore other alliance opportunities.

Development of the System in 2000

During 2000, the Company granted fifteen new franchises, while sixteen franchises were canceled or terminated, for a net decrease of one franchise in the United States.

The number of stores in foreign countries declined overall during 2000. The Company's master franchisor for Canada, Canadian Industrial Systems, Inc., granted two new franchises, while four franchises were canceled or terminated, for a net decrease of two international franchises. In addition, the Company and G.L. Gruppen, A/S, allowed an affiliate program relating to 47 stores in Norway to expire. In 2000, all foreign source revenue represented less than 1% of total revenue.

During 2000, the Company opened four new company stores and closed six under-performing stores. The Company does not plan to open or acquire additional company stores during 2001 and will continue during 2001 to emphasize development of the system through franchised stores. The Company will continue to offer for sale as franchises some of its company stores.

Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 1999 and 2000:

	2000			1999
	U.S.	Int'l.	Total	U.S.	Int'l.	Total

Stores Open at Beginning of Year	332	87	419	333	94	427

New Stores Opened	17	2	19	17	9	26
Conversions	3	-	3	5	-	5
Terminations or Non-Renewals	20	4	24	23	16	39
Expiration of Norway affiliate program	-	47	47	-	-	-

Stores Open at End of Year	332	38	370	332	87	419

Company Stores Open at End of Year	42	-	42	44	-	44
Franchised Stores Open at End of Year (a)	290	38	328	288	40	328
Affiliate Stores Open at End of Year	-	-	-	-	47	47

Stores Under Development at End of Year (b)	13	1	14	23	1	24

(a) As of December 31, 2000, a total of 227 franchisees owned the 290 franchised stores in the United States.

(b) Stores under development include, at year-end 1999, two stores closed pending relocation which were not subsequently relocated. The balance for 1999 and 2000 include those for which franchise agreements have been signed but which have not yet opened. There is no assurance that these stores will open.

As indicated in the chart above, a number of franchises were terminated or failed to renew in 1999 and 2000. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, and other factors typically affecting franchisee operations.

Set forth below is the geographical location of the stores in operation at December 31, 2000:

Arizona	12	Kentucky	5	Oklahoma	22
California	24	Maryland	19	Pennsylvania	7
Colorado	17	Maine	1	Rhode Island	1
Connecticut	13	Massachusetts	10	Tennessee	6
Florida	3	Michigan	12	Texas	7
Georgia	6	North Carolina	1	Utah	5
Illinois	25	New Jersey	49	Virginia	27
Indiana	2	New York	16	Wisconsin	3
Kansas	2	Ohio	25

		District of Columbia 12

		Canada 38

ITEM 2. PROPERTIES

The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. There are two five-year renewal options on the lease. These offices are leased from a partnership controlled by certain officers and/or directors of the Company. In 1998 at the direction of the Audit Committee of the Board of Directors, an independent appraisal was made of rental value for comparable business properties in the Dayton, Ohio area. Based on this appraisal, management and the Audit Committee believe the terms of the lease are no less favorable to the Company than terms that could have been obtained from unaffiliated third parties. The Company has also leased additional warehouse space from a third party away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will be able to secure additional facilities if needed.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately five MOTOPHOTO stores, which have in turn been assigned to franchisees. In addition, at December 31, 2000, the Company was the lessee or assignee of the leases for 49 company stores, including leases which will expire during 2001 for six stores now closed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock that the Company has issued are Voting Common. At May 11, 2001, there were approximately 630 record holders and approximately 1,220 beneficial holders of the Company's Voting Common. On October 31, 2000, the Company's Voting Common was removed from trading on the Nasdaq Small Cap Market(SM) because it had failed to meet Nasdaq's minimum bid price requirements for continued inclusion. The Voting Common immediately began trading on the OTC Bulletin Board under the symbol "MOTO."

The following table sets forth for the periods indicated the range of high and low last actual transaction prices for the Company's Voting Common, as reported by the Nasdaq Small-Cap Market(SM) for periods through October 30, 2000, and on the OTC Bulletin Board after that date. The stock prices shown do not include mark-ups, markdowns, and commissions.

		Voting Common Price
		High	Low

1999:
	First Quarter	$ 1.63	$ 1.00
	Second Quarter	1.25	0.94
	Third Quarter	2.25	0.94
	Fourth Quarter	1.50	0.47

2000:
	First Quarter	$ 1.38	$ 0.75
	Second Quarter	1.13	0.69
	Third Quarter	1.13	0.44
	Fourth Quarter	0.97	0.28

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company is set forth below

Years Ended December 31
	2000	1999	1998	1997	1996

Revenue	$ 36,450,935	$ 37,061,455	$ 37,664,183	$ 42,148,727	$ 43,547,291

Net Income (Loss)	$ (3,200,661)	$ 1,653,543	$ 1,690,253	$ 1,703,535	$ 1,073,873

Net Income (Loss) Applicable
to Common Shares	$ (3,933,433)	$ 1,388,432	$ 1,415,691	$ 1,420,707	$ 784,583

Net Income (Loss) Per Common Share
Basic	$ (.51)	$ .18	$ .18	$ .18	$ .10
Diluted	$ (.51)	$ .12	$ .18	$ .18	$ .10

Working Capital (Deficit)	$ (1,867,468)	$ 4,238,962	$ 3,383,017	$ 3,112,852	$ (371,998)

Stockholders' Equity	$ 2,591,224	$ 5,756,792	$ 4,920,906	$ 3,771,156	$ 2,538,198

Long-term Obligations	$ 5,291,104	$ 10,037,325	$ 9,064,001	$ 9,783,805	$ 8,207,762

Total Assets	$ 17,415,886	$ 24,084,018	$ 22,171,661	$ 21,369,261	$ 21,013,477

Common Shares Outstanding (1)	7,747,567	7,814,063	7,816,165	7,793,905	7,785,973

Number of Stores Open: North America	370	372	383	407	418
Norway (2)	-	47	44	26	26

(1) Weighted-Average Common Shares Outstanding - Basic

(2) Affiliate store program in Norway was allowed to expire in 2000

The Company has never paid a cash dividend on its common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Through the granting of franchises, conversion of independent stores, and acquisitions, the Company has developed a system of 370 operational stores at December 31, 2000 compared to 372 operational stores at December 31, 1999 and 47 affiliate stores in Norway. The program with respect to the Norway affiliated stores expired in 2000.

Systemwide sales, which include sales by franchisees, were approximately $129,000,000 in 2000 compared to $131,000,000 in 1999. Both years exclude approximately $9,000,000 in sales from the Norway affiliated stores.

The Company's goal is to expand its store concept to increase the average annual sales per store from approximately $400,000 to $600,000 by 2005. The primary areas of focus on expanding the store concept will be portraiture, additions to the Company's digital capabilities and selection of convenience-related merchandise, and focused training and communications, primarily in-store, with customers about the broad range of imaging services and products the Company makes available to customers.

The Company believes that successful implementation of the above strategies will make its franchise investment opportunity more attractive to prospects and will make its company stores more profitable. This will lead to system growth through granting of new franchises, conversion of independent stores to franchise stores, and opening and/or acquiring new company stores.

The Company's experience suggests the more system stores in a local market, the better individual stores in that market perform. Therefore, growth in existing markets and opening new markets with multiple stores are important for the Company's long-range growth.

Competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. There is pervasive competition in the provision of photo processing services, particularly through the increasing number of one-hour labs in drug stores and other mass merchants, and also through other channels of distribution, such as specialty stores and photographic chains, large retail stores, the Internet, and mail order. The Company operates primarily in the specialty retail channel of the photo processing industry (see "Item 1. Business - Competition"). There is a consolidation of photographic specialty retail outlets occurring and the Company estimates that the three largest chains, of which the Company is one, have approximately 20-25% of the U.S. specialty retail photo processing market. The Company estimates its share at approximately 7-8% of the U.S. stand-alone one-hour processing market.

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

Market Risk

The Company has market risk exposure to interest rates. At December 31, 2000, the Company has interest-bearing debt obligations that are subject to market risk exposure relating to changes in interest rates. At December 31, 2000, $712,282 of outstanding debt is at fixed rates with a weighted-average interest rate of 9.3% and $2,699,664 is at variable rates with a weighted-average rate of 9.4%. The estimated fair value of the Company's debt at December 31, 2000 is equal to its carrying amount.

The scheduled aggregate annual maturities of the Company's variable interest debt obligations for the five years subsequent to December 31, 2000 are as follows: $861,888, $659,265, $659,265, $451,034 and $68,212. However, the total variable interest debt obligation of $2,699,664 is classified as current on the consolidated balance sheet as of December 31, 2000, as the Company was not in compliance with certain bank debt covenants (see Note G to the Consolidated Financial Statements).

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in U.S. dollars and the majority of the key supplier's manufacturing is currently done domestically. However, costs of certain photoprocessing equipment could be influenced by exchange rates. Foreign currency fluctuations can cause arbitrage opportunities between currencies, which can create pricing pressures on photographic supplies the Company sells to its franchisees. Responding to these situations could affect the profitability of the wholesale segment.

Results of Operations 2000 vs. 1999

The Company recorded a net loss of $3,200,661, or $.51 per basic and diluted common share. This compared to net income of $1,653,543, or $.18 per common share basic and $.12 per common share diluted in 1999. All per share calculations are made after providing for preferred dividend requirements. As a result of its planning efforts, the Company decided to close or sell seven under-performing company stores and reduce overhead expenses by approximately $1.7 million. Approximately 50% of these reductions are in corporate expenses which will result in lower allocations in 2001 to each operating segment.

Development segment revenue decreased $96,000, or 22.6% in 2000 compared to 1999, primarily due to planned lower average fees associated with the sale of franchises. The number of franchises sold in 2000 was fourteen compared to ten in 1999. Twenty-five franchises were transferred within the system during 2000, compared to eleven in 1999. The decrease of $150,000 in development segment operating profit contribution from 1999 was primarily due to higher advertising and sales incentive costs and lower revenue. The Company anticipates having approximately the same number of transfers in 2001 but selling less than ten franchises.

Company store revenue increased $1,409,000, or 10.4% in 2000 compared to 1999. The Company opened four stores in early 2000 and closed one store in early 2000, one store in mid-year, and four in December 2000. In January 2001 two more were closed and one was sold. Stores opened and acquired in the last six months of 1999 and early 2000 continued their ramp-up of sales, contributing in 2000 an additional $2.9 million in sales abovein 19992000. The stores opened in 2000 and 1999 should continue to increase sales in 2001 compared to 2000, as they will continue in their ramp-up phase. The Company does not plan to open any company stores in 2001. Revenue from company stores open during all of 2000 and 1999 decreased 7% from 1999. Four percent of this 7% This decrease is due to is primarily due to a 4% decreased in the number of rolls processed, while and 1.5% is due to lower merchandise sales and 1.5% is due to lower portrait sales, each accounting for approximately a 1.5% decrease in revenue.

Company store operating profit contribution decreased $1.5 million from 1999. This decrease is primarily attributable to the following: lower comparable store margins of $666,000, primarily from decreased sales; increased depreciation expense of $288,000, primarily from the additional stores in 2000; $206,000 in additional operating losses during the ramp-up phase on the new and acquired stores as compared to a partial year in 1999; and increased allocated corporate expenses. The Company expects increased company store operating contribution in 2001 as compared to 2000 based on the continued ramp-up of sales in new stores and flat sales for other stores. For the four months ended April 30, 2001, comparable sales have declined approximately 5%. The Company believes this decrease is largely due to unfavorable weather conditions, growth in the number of competitive outlets, and generally weak photographic demand.

Royalty and advertising revenue decreased $79,000, or 1.5%, in 2000 compared to 1999, due to a decrease in franchise comparable store sales. Segment operating profit contribution decreased $174,000 from 1999, due to the reduced sales and increased allocated corporate expenses.

Wholesale revenue decreased $1.8 million, or approximately 10% in 2000 compared to 1999. Of this decrease, 40% is attributable to lower prices of photographic paper from April 1, 2000. Approximately 15% of this decrease is a result of the 1.5% decrease in comparable franchisee store sales. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. Wholesale segment operating contribution decreased $960,000 from 1999 consistent with the decrease in revenue as well as lower product margins of 1.9%, or $580,000. The Company is re-evaluating its supply contract and, if necessary, may change its key supplier (see "Item 1. Business - Supply Contract and Amended Series G Preferred Stock"). The Company believes it can obtain a different supplier, but there is no assurance the Company can obtain favorable pricing and terms with no disruption to wholesale activities.

Selling, general and administrative expenses increased by $1,497,000, or 25.8%, in 2000 compared to 1999. In 2000 the Company recorded a charge of approximately $800,000 related to asset write-downs, lease obligations and other costs associated with closing company stores. This is compared to expenses of $99,000 from the closings in 1999. In 2000 the Company also recorded a charge of $284,000 associated with staff reductions. During 2000, expenses of approximately $424,000 wasere associated withincurred by the concept development team and the implementation of Motonetwork.com, a highly robust, "24/7" Intranet site which conveys information and orders between franchisees and company management in a timely and efficient manner. Excluding the above-mentioned charges, the increase in selling, general and administrative expenses was approximately $81,000, or 1.4%.

Advertising expense increased $113,000, or 8.5%, for 2000 as compared to 1999, consistent with increased company store revenue.

Depreciation and amortization expenses increased $230,000, or 18.1%, for 2000 as compared to 1999, primarily due to assets in eleven new company stores opened in late 1999 and during early 2000.

Interest expense in 2000 increased $49,000 from 1999, primarily because of increased interest rates on variable-rate debt partially offset by lower levels of interest-bearing debt. Interest income, which is primarily from notes receivable and temporary investments of cash, decreased $35,000 in 2000 compared to 1999, primarily due to lower receivable balances.

Income tax expense in 2000 was $996,000 compared to a tax benefit of $403,000 in 1999. The expense in 2000 was primarily due to an increase in the deferred tax valuation allowance to $3,540,000 to effectively eliminate from the consolidated balance sheet all deferred taxes, partially offset by the tax loss incurred in 2000. The valuation allowance was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits (see Note K to the Consolidated Financial Statements).

Results of Operations 1999 vs. 1998

In 1999 the Company recorded net income of $1,653,543, or $.18 per common share basic and $.12 per common share diluted. This compared to net income of $1,690,253, or $.18 per common share basic and $.18 per common share diluted in 1998. Per share amounts are after preferred dividend requirements.

Development segment revenue decreased $135,000, or 24.2% in 1999 compared to 1998, primarily due to $100,000 of revenue in 1998 from the sale of development rights in Canada. The decreased revenue led to a decrease of $66,000 in operating segment contribution. During 1999 the Company modified its MotoPhoto QuickStart(SM) financing program, restructured its franchise offering and had a lower cost franchise fee program for stores that open by December 31, 2000.

Company store revenue declined $150,000, or 1%, in 1999 compared to 1998. One company store was sold to a franchisee in 1999 and three others were closed. Additionally, the Company opened seven new company stores during the year and acquired six stores, including two from a franchisee. However, these openings and acquisitions occurred over the last six months of 1999 and, hence, only contributed low start-up level revenue for a partial year.

The change in mix in stores along with a 1.7% comparable store sales decrease accounted for the 1% decrease in revenue. Operating segment contribution declined $430,000 as a result of the opening of the new stores, which were responsible for $309,000 of the decline with increased allocations of overhead expenses primarily accountable for the balance.

Royalty and advertising revenue decreased $186,000, or 3.5%, in 1999 compared to 1998 due to a decrease in eight stores during the year offset by a 1.3 % comparable store sales increase and a decrease in revenue earned from rebates on franchisee's equipment purchases. This decrease in revenue led to a $186,000 decrease in operating segment contribution.

Wholesale revenue increased $136,000, or 0.8%, in 1999 compared to 1998. The increases in revenue are due to a reversal of the sales declines the Company suffered during the first half of 1998 due to uncompetitive pricing on certain products, primarily photographic paper and film, offset by lost revenue of $426,000 contributed in 1998 by telemarketing which was closed in 1998. The increased revenue, lower costs of certain products for resale, and the absence of the telemarketing operation contributed to an increase in the operating segment contribution of $852,000 in 1999 versus 1998.

In 1999, the Company disposed of certain fixed assets from its stores at a loss aggregating $99,000 compared to a $137,000 loss in 1998 from the same activity. Also, in 1998 the Company closed its telemarketing operation creating a loss on disposal of furniture and fixtures, and leasehold write-offs totaling $75,000.

Selling, general and administrative expenses decreased by $939,000, or 14%, in 1999 compared to 1998 primarily as a result of $840,000 reduced expenses from closing the telemarketing operation.

Depreciation and amortization expenses increased $254,000, or 25%, for 1999 as compared to 1998. Additions to property and equipment in company stores led to increased depreciation of $267,000. Depreciation in the wholesale segment decreased $75,000 due to the absence of telemarketing.

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

Liquidity and Capital Resources

This portion should be read in conjunction with Note C to the Consolidated Financial Statements.

In 2000, the Company's operating activities used approximately $3.5 million more cash than in 1999. Reductions in accounts receivable, inventory, prepaid expenses and income tax receivable approximating $1.1 million, along with losses on disposition of assets and a $230,000 increase in depreciation and amortization, are approximately equal to the $2.1 million reduction in accounts payable and various accrued expenses. Net deferred taxes of $1.2 million were eliminated due to the uncertainty of recoverability. The Company anticipates a smaller reduction in accounts payable and accrued expenses in 2001.

In 2000 net cash provided by investing activities was $1.7 million more than in 1999. Of this, $1.9 million was accounted for by opening only two stores in 2000 as compared to opening seven and acquiring six stores in 1999. Net cash received on payments of notes receivable was approximately $300,000 higher in 2000 than 1999. In 1999 a short-term bond transaction generated $475,000 from investing activities. The Company is not planning to open any company stores in 2001 and its planned capital expenditures will approximate $675,000, concentrating on areas of strategic importance such as expansion of digital capabilities and state-of-the-art portrait upgrades. The Company anticipates leasing approximately $500,000 of its capital expenditure requirements. In 1999, net cash realized from investing activities was $350,000 more than in 1998, primarily as a result of the opening and acquisition of stores referred to above.

In 2000, financing activities utilized $1.7 million more cash than in 1999. Of this change, $1.4 million was a reduction in proceeds from long-term borrowings and an additional $1.2 million was used to pay principal on long-term debt obligations. No preferred dividends were paid in 2000 nor are any required in 2001 and 2002, as opposed to a $700,000 dividend payment in 1999. The Company anticipates leasing approximately $500,000 of its capital expenditure requirements.

In 1999 as compared to 1998, a change in net proceeds from long-term borrowing and principal payments of $767,000 primarily accounted for the $466,000 less cash utilized in finance activities between the two years. Purchase of common shares of $179,000 and a $100,000 higher dividend payment in 1999 as compared to 1998 accounted for the difference.

The Company had available a $1,500,000 unused line of credit as of December 31, 2000 that expired April 30, 2001. The Company is currently negotiating with a bank for a new line for a lesser amount.

At December 31, 2000, the Company had a working capital deficit of $1.9 million. Working capital as of December 31, 2000 was reduced by $3.1 million due to the classification of all bank long-term debt and capitalized lease obligations as current because the Company was not in compliance with restrictive covenants on certain bank obligations (see Notes G and H to the Consolidated Financial Statements). In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank has also prohibited principal payments on the note payable to Fuji of $2.1 million (balance of $1.9 million at March 31, 2001) beyond March 31, 2001. Future principal payments on the Fuji note may not occur until covenant compliance is achieved, or December 31, 2001, whichever is later. The Company believes the nature of the business allows it to operate with little or no working capital in a situation where debt payments are not accelerated. Factors that contribute to this are having a substantial percentage of sales for cash, favorable terms from suppliers, and non-cash charges to income resulting from depreciation and amortization expenses.

The Company's material capital commitments consist primarily of long-term debt and lease obligations (See Notes G and H to the Consolidated Financial Statements). Funds for repaying these commitments are anticipated to be generated primarily from operations and from working capital in future years. If the Company wereas not able to generate sufficient funds to repay these commitments as they become due, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company was successful, existing shareholders could suffer dilution.

At December 31, 2000, the Company had income tax loss carryforwards, tax credits and deductible temporary differences with a tax benefit of approximately $3.5 million. The tax benefit of these carryforwards has been offset by a $3.5 million valuation allowance for financial reporting purposes (see Note K to the Consolidated Financial Statements). These items, if and when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets. However, there can be no assurance the tax benefits can be realized.

The Company has $10,000,000 of Amended Series G Stock outstanding which the holder may require the Company to redeem commencing in 2003 or earlier with the occurrence of a redemption event ("Redemption Event"). These shares can be redeemed only by an exchange for Company common shares or from the proceeds of an equity offering. A Redemption Event includes, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji, default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. If the Amended Series G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding stock following such redemption. The Company is uncertain at this time how the Amended Series G Stock will be retired (see "Item 1. Business - Supply Contract and Amended Series G Preferred Stock", "Item 12. Security Ownership of Certain Beneficial Owners and Management - Potential Future Change in Control", and Notes C and I to the Consolidated Financial Statements).

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes", "expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include, but are not limited to: competitive pressures, technological changes affecting the Company's ability to compete, the ability to expand the Company's franchising operations, potential future change in control of the Company, new store development and expansion, decline in demand for the products and services offered, consumer acceptance of new programs and services, stability in market prices of key supply items, continuity of management, liquidity of the Company and franchise system, lender and supply relationships, economic conditions, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisees, the effect of severe weather or natural disasters, the continued availability of capital and financing at acceptable interest rates. For all of the foregoing reasons, actual results may vary materially from the forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk are included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company are included in this report after the signature page.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Michael F. Adler. Age 64. Mr. Adler was elected Chief Executive Officer of the Company in June, 1985, and its Chairman in October, 1990. From February, 1984 through December, 1996, he served as the Company's President. He was elected a director of the Company in June, 1983. Mr. Adler has also been President, Chief Executive Officer and a director of Progressive Industries Corporation ("Progressive") since 1968. He is a member of the Board of Directors of the International Franchise Association and a member of the Photo Retailers & On-Site Lab/National Markets committee for the Photo Marketing Association International. Mr. Adler is also a member of the Board of Directors and Chairman of the Venture Capital and Strategic Planning Committees of the City-Wide Development Corporation, Dayton, Ohio, a member of the Board of Directors of The National Center for Industrial Competitiveness, and a member of the Advisory Board of Alpha Capital. Mr. Adler has previously served on the boards of a number of organizations, including the Photo Marketing Association, the Ohio Building Authority, the Dayton Art Institute, and the nominating council of the Public Utilities Commission of Ohio, for which he served as chairman.

Frank W. Benson. Age 73. Mr. Benson became a director of the Company in February, 1989. He is Chairman of the Compensation Committee. Since June, 1988, Mr. Benson has been Director of Finance and Administration, and, since October, 1989, Treasurer of the Center for Policy Negotiation, Inc. in Boston, Massachusetts. He served as an independent consultant to small businesses from May, 1987 through May, 1988. From February, 1983 through April, 1987, Mr. Benson was President, Treasurer, and a director (through January, 1987) of Bailey's of Boston, Inc., a manufacturer and retailer of ice cream and candies in Massachusetts.

D. Lee Carpenter. Age 52. Mr. Carpenter became a director in December, 1997. He is a member of the Compensation Committee. Since 1978, Mr. Carpenter has been Chairman and Chief Executive Officer of Design Forum in Dayton, Ohio, a firm providing strategic design services to businesses. Mr. Carpenter is a member of the Board of Directors of the Association of Professional Design Firms and a member of the American Institute of Graphic Arts, the International Mass Retailers Association and the National Retail Federation.

Leslie Charm. Age 57. Mr. Charm became a director in October, 1990. He is a member of the Audit Committee. Since August 1992 Mr. Charm has also been partner of Restoration Associates, an entrepreneurial advisory firm in Babson Park, Massachusetts. In addition, since 1985 Mr. Charm has been an adjunct professor of entrepreneurial finance at Babson College in Wellesley, Massachusetts. He is also a director of several privately-held companies and of creditriskmonitor.com in Floral Park, New York, a publicly-held company providing credit information via the Internet.

Dexter B. Dawes. Age 64. Mr. Dawes became a director of the Company in December, 1989. He is Chairman of the Audit Committee. He is a private investor with interests in technology firms. From 1997 to 2000, Mr. Dawes was a director and Chairman of the Board of Puffin Designs, Inc., a software company based in Sausalito, California, that he founded. From 1975 to 1998, Mr. Dawes was Chairman of the New York and San Francisco-based investment banking firm of Bangert, Dawes, Reade, Davis & Thom Incorporated. In addition, between September, 1989, and December, 1996, Mr. Dawes was President of John Hancock Capital Growth Management, Inc.

Harry D. Loyle. Age 47. Mr. Loyle became a director of the Company in July, 1993. He is a member of the Audit Committee. Since July, 1985, Mr. Loyle's principal occupation has been as President of ProMoto Management Corporation, an area developer for the Company. He also serves as Secretary/Treasurer and is a shareholder and director of the following MOTOPHOTO franchisees: Corral Photographic Corporation in Northfield, New Jersey, Post Imaging Corporation in Huntingdon Valley, Pennsylvania, KEKOA Management, Inc. in Wayne, Pennsylvania, and The Positive Negative, Inc. in Bala Cynwyd, Pennsylvania. Mr. Loyle serves as director and/or officer or partner of a number privately held businesses in New Jersey and Pennsylvania. From 1976 to 1985, he was President and General Manager of Charlex, Inc., a company that owned and operated retail photographic stores. In January 1995, Mr. Loyle was elected to the Franchisee Advisory Council of the International Franchise Association and, in February, 2000, was elected the Council's Chairman.

David A. Mason. Age 60. Mr. Mason was elected Treasurer and a director of the Company in June, 1983 and Executive Vice President - Finance and Chief Financial Officer in December, 1983. Mr. Mason has also been Senior Vice President and Treasurer of Progressive since 1975 and a director of Progressive since 1976. He is a former member of the Board of Directors of the Dayton chapter of the Financial Executives' Institute and of the Executive Board of Advisors of the International Minilab Association, Inc. Mr. Mason is also President of National Photo Labs II, Inc., a franchise owner with one MOTOPHOTO store in Dayton, Ohio.

James F. Robeson, Ph.D. Age 64. Dr. Robeson became a director in June, 1998. He is a member of the Compensation Committee. Between December, 1997 and July 10, 1998, he was acting Chief Executive Officer and President of Roberds, Inc., a chain of electronics, appliance, and furniture stores based in West Carrollton, Ohio; he was a director of Roberds between November, 1993 and May, 2000. Roberds filed for Chapter 11 bankruptcy protection in January, 2000. From July, 1996 through December, 1997, Dr. Robeson was Interim Director, Miami University Art Museum, Oxford, Ohio. He was Herbert E. Markley Visiting Scholar in Business, Miami University, Oxford, Ohio, from August, 1995 through May, 1997. From July, 1993 to the present, Dr. Robeson has served as an independent consultant to distribution companies and as an independent consultant on marketing, logistics, and general business matters, including services rendered through the firm of PricewaterhouseCoopers. Dr. Robeson is also a director of Huffy Corporation.

Executive Officers

In addition to Messrs. Adler and Mason, who are listed above under the heading "Directors," the following individuals serve as executive officers of the Company.

Frank M. Montano. Age 49. Mr. Montano was appointed President and Chief Operating Officer in January, 1997. From September, 1992 through December, 1996, Mr. Montano served as Executive Vice President and Chief Operating Officer. From June, 1990 to September, 1992, he served with Sbarro, Inc., first as Vice President of Licensing (June, 1990 to May, 1991) and then as Senior Vice President (May, 1991 to September, 1992). From April, 1989 to June, 1990, Mr. Montano was associated with Diet Center, Inc., as Vice President of Operations (April, 1989 to October, 1989) and as Senior Vice President (October, 1989 to June, 1990). From August, 1986 to April, 1989, Mr. Montano was Vice President of Franchising for Marriott Corporation.

Paul Pieschel. Age 61. Mr. Pieschel was appointed Senior Vice President of Franchise Sales in February, 1997. From March, 1985 to February, 1997, Mr. Pieschel was Vice President of Franchise Sales. Between 1984 and July, 1999, and commencing again on April 1, 2000, Mr. Pieschel has also served as the Company's Vice President of Human Resources.

Linda I. Kramer. Age 56. Mrs. Kramer was appointed Vice President of Franchise Operations in June, 2000. Since July, 1999, she has been Vice President of Training and Education. Between July, 1999 and April, 2000, Mrs. Kramer also served as Vice President of Human Resources, and between July, 1999 and April, 2001, as Vice President of Receivables. Mrs. Kramer has worked for the Company since October, 1995, in the following capacities: from June, 1998 to July, 1999, as Senior Director of Training, Receivables, and Customer Care; from January, 1998 to June, 1998, as Director of Receivables and Customer Care; from October, 1996 to January, 1998, as Director of Receivables, Point-of-Sale, and Customer Care; and from October, 1995 to October, 1996, as Franchise Operations Support Specialist.

Alfred E. Lefeld. Age 42. Mr. Lefeld was appointed Vice President and Controller in October 1994 and assumed responsibility for Wholesale Operations effective April 1, 2000. From June, 1993 to October, 1994, Mr. Lefeld was MIS Director for the Company. From January, 1992 through May, 1993, Mr. Lefeld was Controller-Midwest-Division for MAB Paints and Coatings.

Stephen M. Adler. Age 39. Mr. Adler was appointed Vice President of Company Store Operations in April, 2000. From January, 1996 to April, 2000, he was Director of Company Store Operations. From August, 1995 to January, 1996, Mr. Adler was a Franchise Business Consultant for the Company. From April, 1990 to January, 1994, he was a District Manager of company stores.

Michael F. Adler and Stephen M. Adler are father and son.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. The Company is required to disclose delinquent filings of reports by such persons. Based on a review of the copies of such reports and amendments thereto received by the Company, or written representations that no filings were required, the Company believes that no person who at any time during 2000 was director, executive officer, or beneficial owner of more than ten percent of any class of the equity securities of the Company failed to file reports as required by Section 16(a) of the Securities Exchange Act of 1934, except as described below.

Through inadvertence, Frank M. Montano filed one late report as to one transaction; the report was filed as soon as the failure to file was discovered.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Outside Directors

The Company pays certain compensation to its outside directors for their services to the Company. Directors who are also employees of the Company receive no additional remuneration for serving as directors.

During 2000, outside directors were entitled to receive monthly fees of $400, as well as a fee of $750 per Board of Directors meeting attended in person, $225 per committee meeting attended in person, and $150 per meeting attended via telephone conference call. The fee structure is unchanged for 2001. The Board of Directors has also approved a plan to compensate outside directors who choose to participate in the plan with shares of Common Stock instead of cash payments. During 2000, each director who participated in the plan received shares having a value, based on the average closing sale prices of the Common Stock during December 1999 ($1.003), equal to 150% of the cash compensation that the director would otherwise have been entitled to receive. For 2001, the formula for calculating stock in lieu of cash compensation will be the same but will be based on the average closing sale price of the Common Stock during December 2000 ($.409). Messrs. Benson, Carpenter, Dawes, Loyle, and Robeson elected to receive Common Stock as compensation during 2000 and have elected to do so again in 2001.

In addition, for consulting services provided to the Company during 2000, Mr. Charm received $3,200, and his firm, Restoration Associates, received $1,200.

Compensation of Executive Officers

The following table provides information with respect to compensation received for the preceding three fiscal years by the Company's chief executive officer, the four other most highly compensated executive officers of the Company, and by two other individuals who would have been among the four other most highly compensated executive officers for 2000 except that they were no longer employed by the Company as of December 31, 2000. All of the foregoing individuals are referred to herein as the "named executive officers."

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen-sation(1)	Securities Underlying Options(#)	All Other Compen-sation(2)

Michael F. Adler

Chairman and Chief

Executive Officer

Frank M. Montano

President and Chief

Operating Officer

David A. Mason

Executive Vice President, Chief Financial Officer

And Treasurer

Leonard S. Swartz

Former Senior Vice President - Franchise Operations (3)

Lloyd F. Nolandd

Former Senior Vice President

Marketing (4)

Former Senior Vice President

Marketing (4)

Paul Pieschel

Senior Vice President -

Franchise Sales (5)

Alfred E. Lefeld

Vice President - Controller

	2000 1999 1998 2000 1999 1998 2000 1999 1998 2000 1999 1998 2000 1999 1998 2000 1999 1998 2000 1999 1998	$200,000 200,000 189,634 $168,300 167,437 162,604 $127,500 126,846 123,223 $109,878 112,058 108,332 $139,050 137,991 54,519 $ 95,508 91,500 89,301 $ 95,261 81,772 78,559	$ - 25,906 - $ - 21,048 - $ - 21,125 - $ - 2,500 - $ - 20,619 15,000 $ 17,233 20,656 23,493 $ 9,500 5,000 -	$ 29,525 28,561 23,544 $ 4,704 4,090 3,895 $ 4,022 4,090 3,895 $ 3,713 3,498 2,776 - - - $ 16,608 4,090 3,895 $ 4,704 4,090 3,895	- - 38,760 - 7,544 37,464 - 7,023 28,416 - 6,160 25,299 - 17,585 75,000 9,323 4,384 20,808 4,168 3,616 17,816	$ 5,870 7,370 5,900 $ 3,200 6,782 13,044 $ 3,200 2,787 3,200 $ 1,850 2,446 2,523 $197,365 14,530 8,453 $ 2,404 2,434 2,496 $ 2,307 1,807 1,811

  The primary component of "Other Annual Compensation" for Mr. Adler is a car allowance. In 2000, 1999, and 1998, the car allowances were $14,406, $14,468 and $14,225, respectively. The primary components of "Other Annual Compensation" for Mr. Pieschel are a car allowance and reimbursement for car-related expenses. In 2000, Mr. Pieschel's car allowance was $6,464, and he received reimbursement of $4,328 for car-related expenses.

  "All Other Compensation" in 2000 for Mr. Adler consists of (i) $2,670 of insurance premiums paid by the Company with respect to a $500,000 term life insurance policy covering Mr. Adler that is maintained by the Company for Mr. Adler's benefit pursuant to his employment agreement, and (ii) $3,200 consisting of the Company's contributions for Mr. Adler to the Company's defined contribution retirement plan. "All Other Compensation" in 2000 for Mr. Noland consists of (i) $155,277 of salary and related benefits which, absent mitigation by Mr. Noland (which he has the affirmative obligation to seek), will be paid to Mr. Noland during 2001 under the terms of his employment agreement (see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" below), (ii) $38,888 of indebtedness (principal, interest and tax liability) forgiven by the Company during 2000 under transition loans made by the Company to Mr. Noland during 1998 in connection with his employment by the Company, and (iii) $3,200 representing the Company's contribution for Mr. Noland to the Company's defined contribution retirement plan. "All Other Compensation" in 2000 for Messrs. Montano, Mason, Swartz, Lefeld and Pieschel consists of the Company's contributions for them to the Company's defined contribution retirement plan.

  Mr. Swartz retired from the Company November 17, 2000.

  Mr. Noland joined the Company August 3, 1998 and left the Company's employ as of December 28, 2000.

  Bonus to Mr. Pieschel for 2000, 1999, and 1998 represents commissions paid to Mr. Pieschel in connection with the sale of franchises.

Option Grants During 2000

The following table provides information concerning the grant of stock options during the year ended December 31, 2000 to each of the named executive officers who received option grants during such year.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in 2000	Exercise Price Per Share	Expiration Date	5%	10%

Paul Pieschel	9,323	9%	$.4062	12/13/2005	$1,042	$2,310
Alfred E. Lefeld	4,168	4%	$.4062	12/13/2005	1,066	2,700

  All of the options shown were granted under the Company's Stock Ownership Program under the 1992 Performance and Equity Incentive Plan. All of the options are exercisable in 25% increments per year on each successive anniversary date of the grant.

  The Potential Realizable Values upon exercise of stock options are equal to the product of the number of shares underlying the options and the difference between (i) the respective hypothetical stock prices on the date of option exercise, and (ii) the exercise price per share of the options. The hypothetical stock prices are equal to the price per share of the Common Stock as of the date of the option grant compounded annually at the rates of 5% and 10%, respectively, over the term of the option. The rates of appreciation used are required by the Securities and Exchange Commission and do not represent a projection or estimate by the Company on the potential growth of the value of its Common Stock. Therefore, there can be no assurance that the rate of stock price appreciation presented in this table can be achieved.

Option Exercises and Year-eEnd Option Values

None of the named executive officers exercised any stock option during the year ended December 31, 2000. The following table provides information concerning unexercised stock options held by the named executive officers as of December 31, 2000.

	Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael F. Adler	228,295	33,799	-	-
Frank M. Montano	238,300	38,648	-	-
David A. Mason	84,486	30,398	-	-
Paul Pieschel	19,507	30,493	-	-
Alfred E. Lefeld	13,882	26,218	-	-
Leonard S. Swartz	52,086	-	-	-
Lloyd F. Noland	13,517	54,068	-	-

(1) Based on the closing sale price of the Company's Common Stock on December 29, 2000 of

$0.375 per share as reported on the OTC Bulletin Board.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In April, 1997, Michael F. Adler, the Company's Chairman and Chief Executive Officer, entered into an employment contract which is automatically renewed at the end of each fiscal year for an additional three years unless the Board takes other action. The employment contract provides for a base salary of $161,500 per year, subject to annual review by the Board of Directors. Beginning April, 1998, Mr. Adler's base salary was set at $200,000 per year. The employment contract calls for Mr. Adler's bonuses to be determined by the Board of Directors or a committee of the Board. The employment contract requires the Company to maintain for Mr. Adler's benefit a $500,000 term life insurance policy covering Mr. Adler. The Company paid premiums of $2,670 for this policy during 2000. The employment contract also provides that, in the event Mr. Adler's employment is terminated without cause, he will be entitled to salary continuation equal to thirty-six months of the salary he was receiving immediately prior to termination, as well as continuation of benefits which he was receiving at the time of termination, including health insurance and use of suitable office and secretarial support, but excluding a car allowance. Mr. Adler has announced that he plans to retire as CEO and limit his time spend on Company business by the end of 2001. He intends to continue as a director of the Company.

David A. Mason, the Company's Executive Vice President, Chief Financial Officer and Treasurer, is employed under an employment contract with a term through December 31, 2002. Commencing January 1, 2002, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Mason or the Company elects not to continue the contract or unless Mr. Mason's employment is terminated earlier. The employment contract, as amended, provides for a base salary of $127,500 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee of the Board of Directors. Under the employment contract, Mr. Mason's eligibility for bonus payments will be determined by Mr. Adler after consultation with the Compensation Committee. The employment contract provides that, if there is a change in control of the Company, the employment contract will be extended for three years from the date of the change of control. Mr. Mason has announced that he plans to limit his time spend on Company business by the end of 2001. He intends to continue as a director of the Company.

Frank M. Montano, the Company's President and Chief Operating Officer, is employed under an employment contract with a term through December 31, 2002. Commencing January 1, 2002, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Montano or the Company elects not to continue the contract or unless Mr. Montano's employment is terminated earlier. The employment contract provides for a base salary of $169,125 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee. Under the employment contract, Mr. Montano's eligibility for bonus payments will be determined by Mr. Adler after consultation with the Compensation Committee. The employment contract provides that, if there is a change in control of the Company, the employment contract will be extended for three years from the date of the change of control.

In January, 1999, Lloyd F. Noland entered into an employment contract with a term through December 31, 2001 to serve as the Company's Senior Vice President of Marketing. The employment contract provided for a base salary of $135,000 per year. Mr. Noland left the Company's employ effective December 28, 20010. Pursuant to a severance agreement between the Company and Mr. Noland, he will receive his salary and related benefits for the remainder of the term of his employment contract term and reimbursement of approximately $2,200 for home office expenses in connection with his job search. Salary and benefits paid to Mr. Noland will be offset by any salary and benefits he obtains through new employment, which he has an affirmative obligation to seek.

Effective April, 1999, Paul Pieschel, the Company's Senior Vice President of Marketing, entered into an employment contract with a term through December 31, 2001. Commencing January 1, 2001, the term of the employment agreement will be extended so that the term of the agreement will always be for a period of one year unless Mr. Pieschel or the Company elects not to continue the contract or unless Mr. Pieschel's employment is terminated earlier. The employment contract provides for a base salary of $91,971 per year, subject to annual review by Mr. Adler after consultation with the Compensation Committee. Mr. Pieschel's eligibility for bonus payments is determined by Mr. Adler after consultation with the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors are Frank W. Benson, Chairman of the Committee, D. Lee Carpenter, and James F. Robeson, Ph.D. All of such current members are independent non-employee directors of the Company. The Committee establishes the compensation of the Chief Executive Officer, subject to the terms of his employment contract. Michael F. Adler, Chairman and Chief Executive Officer of the Company, sets compensation for all other executive officers, subject to applicable employment contracts, but reviews such decisions with the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At May 11, 2001, the Company had 7,809,338 shares of common stock outstanding and entitled to vote. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of May 11, 2001 by (i) each of the Company's directors, its chief executive officer and the other named executive officers, (ii) all directors and executive officers of the Company as a group, and (iii) each person who is known by the Company to beneficially own more than 5% of the Company's common stock. Unless otherwise indicated, the Company believes that the persons named in the table have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

Name	Number of Shares	Percent of Class (1)

Directors and Certain

Executive Officers

Michael F. Adler (2)

4444 Lake Center Drive

Dayton, OH 45426

Harry D. Loyle (3)

Linwood Greene, Suite 15

210 New Road

Linwood, NJ 08221

David A. Mason (4)

Dexter B. Dawes (5)

Frank W. Benson (5)

D. Lee Carpenter (5)

James F. Robeson, Ph.D. (6)

Leslie Charm (5)

Frank M. Montano (7)

Leonard S. Swartz (8)

Paul Pieschel (9)

Alfred E. Lefeld (10)

Lloyd F. Noland

All Directors and Executive

Officers as a Group (13 persons) (11)

Beneficial Owners of More than

5% of the Common Stock

Fuji Photo Film U.S.A. Inc. (12)

555 Taxter Road

Elmsford, NY 10523

Mark E. Brady (13)

Robert J. Suttman (13)

Ronald L. Eubel (13)

William Hazen (13)

Bernie Holtgreive (13)

c/o Eubel Brady & Suttman

Asset Management, Inc.

7777 Washington Village Drive,
Suite 210

Dayton, OH 45459

	1,6642,712380 572,160 185,130 89,585 72,663 58,453 53,262 25,000 259,765 88,442 36,505 33,151 -0- 3,074,581 1,000,000 519,210	20.2% 7.3% 2.3% 1.1% * * * * 3.2% 1.0% * * 0% 34.8 11.4% 6.6%

* Less than 1%

  Percent of class is calculated without regard to shares of common stock issuable upon exercise of outstanding warrants or stock options, except that any shares a person is deemed to own by having the right to acquire upon exercise of a warrant or option are considered to be outstanding solely for purpose of calculating such person's percentage ownership.

  The shares of Common Stock indicated as beneficially owned by Mr. Adler: (i) include 2,332 shares owned by Michael F. Adler as custodian for Elizabeth Adler's estate; (ii) include 6,000 shares owned by the Elizabeth Adler Trust for which Mr. Adler is trustee; (iii) include 6,000 shares owned by the Robert Adler Trust for which Mr. Adler is co-trustee and shares voting and investment power with Jacob A. Myers, an officer of the Company; (ivii) include 418,295 shares that he has the right to acquire by exercise of stock options that are currently exercisable; and (iv) exclude a total of 11,000 shares owned by Mr. Adler's spouse, as to which Mr. Adler disclaims beneficial ownership. Such shares also include 1,149,039 shares of Common Stock owned by Progressive Industries Corporation ("Progressive"), which is 99% owned by Mr. Adler and his family, which shares of common stock Mr. Adler may be deemed to own beneficially due to his ownership of a controlling interest in Progressive and his position as President of Progressive.

  Includes 25,000 shares that he has the right to acquire by exercise of stock options that are currently exercisable. Mr. Loyle shares voting and investment power with his wife.

  Includes 143,740 shares that Mr. Mason has the right to acquire upon exercise of stock options that are currently exercisable and excludes 2,000 shares owned by Mr. Mason's wife, as to which Mr. Mason disclaims beneficial ownership.

  Includes 25,000 shares that this individual has the right to acquire upon exercise of stock options that are currently exercisable.

  Includes 10,000 shares that Dr. Robeson has the right to acquire upon exercise of stock options that are currently exercisable.

  Includes 243,555 shares that Mr. Montano has the right to acquire upon exercise of stock options that are currently exercisable.

  Includes 52,086 shares that Mr. Swartz has the right to acquire upon exercise of stock options that are currently exercisable and excludes 850 shares owned by Mr. Swartz's wife, as to which Mr. Swartz disclaims beneficial ownership.

  Includes 22,465 shares that Mr. Pieschel has the right to acquire upon exercise of stock options that are currently exercisable.

  Includes 20,093 shares that Mr. Lefeld has the right to acquire upon exercise of stock options that are currently exercisable.

  Includes 1,016,306 shares that such group has the right to acquire upon exercise of stock options that are currently exercisable.

  Consists of 1,000,000 shares issuable upon exercise of warrants owned by Fuji Photo Film U.S.A., Inc. ("Fuji").

(123) Consists of shares as to which Mark E. Brady, Robert J. Suttman, Ronald Eubel, William Hazel, and Bernie Holtgreive each share voting and investment power. Mr. Suttman and Mr. Brady together beneficially own 82,750 shares, as to which they share voting and investment power. Also, Mr. Suttman beneficially owns 5,000 additional shares as to which he has sole voting and investment power, and Mr. Brady beneficially owns 1,900 additional shares as to which he has sole voting and investment power.

Potential Future Change in Control

Fuji is the holder of 1,000,000 shares of the Amended Series G Stock and warrants to purchase 1,000,000 shares of the Company's common stock for $2.375 per share which expire in 2002.

The Amended Series G Stock has a mandatory redemption date of January 1, 2003. The Amended Series G Stock is redeemable by the Company at any time in aggregate amounts of at least $1 million. No dividends are payable in connection with the Amended Series G Stock. If the Company does not redeem the Amended Series G Stock on January 1, 2003, the Company must make penalty payments of $.90 per share, or $900,000, in 2003 and $1.00 per share, or $1,000,000, per year in 2004 and each year thereafter until the stock is redeemed. Any redemption of the Amended Series G Stock must be either in cash from the proceeds of an equity offering or in the Company's common stock valued at 90% of the market price at the time of redemption. Fuji may refuse any proposed redemption by the Company in shares of common stock and elect to continue to hold the Amended Series G Stock without impairment of any right to require redemption at a later time. The redemption price for the Amended Series G Stock is $10.00 per share, or an aggregate of $10 million. If the Amended Series G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding stock following such redemption.

The Amended Series G Stock is also redeemable under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji, default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors (see "Item 1. Business - Supply Contract and Amended Series G Preferred Stock" and Note I to the Consolidated Financial Statements).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Adler, Mason, Swartz, and Pieschel own 23% of the outstanding common stock of National Photo Labs II, Inc. ("NPL II"). NPL II owns one one-hour photo processing store. The store owned by NPL II is managed by the Company pursuant to a management agreement and is operated as a MOTOPHOTO store under a franchise agreement. The management agreement provides for an annual incentive fee based on cash generated. The franchise agreement provides for monthly royalties equal to the greater of 5% of net sales or $1,000. During the year ended December 31, 2000, the Company received from NPL II total revenues of approximately $233,000, including all royalty and incentive fees paid and revenues derived from the sale by the Company to NPL II of operating supplies and merchandise. This amount constituted approximately 0.6% of the Company's total revenues.

Progressive operates a MOTOPHOTO store under a franchise agreement. During 2000, total revenues derived by the Company from this store, including all royalty and advertising fees paid and revenues derived from the sale of operating supplies and merchandise, were approximately $87,000. This amount constituted approximately 0.2% of the Company's total revenues.

The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. The building in which the Company's offices are located is 76% owned by Michael F. Adler, members of Mr. Adler's family, Stephen Adler, and David A. Mason. The Company leases such offices, consisting of approximately 33,000 square feet on approximately 2.4 acres of land, under a lease with an initial term ending June 30, 2009, and two five-year renewal options. The rent is $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. During 2000, the Company made lease payments totaling $243,924.

In February, 1997, the Company agreed to manage a MOTOPHOTO franchised store owned by W. P. Enterprises, Inc. ("WP"), a corporation owned by Richard Zsambok, the brother-in-law of Michael F. Adler. The management agreement provides for an annual incentive fee based on cash generated and a monthly fee, which supersedes the royalty fee required by the franchise agreement, equal to the greater of 5% of net sales or $1,000. During 2000, total revenues derived by the Company from this store, including all monthly and advertising fees paid and revenues derived from the sale of operating supplies and merchandise, were approximately $72,000. This amount constituted approximately 0.2% of the Company's total revenues.

The foregoing transactions were and all future transactions with or loans to officers, directors, key employees or their affiliates will be approved by a majority of the members of the Board of Directors, or as appropriate, of the Compensation Committee, who were not officers of the Company and/or were not interested in the transaction.

Harry D. Loyle, a director of the Company, is a shareholder, officer, and director in four MOTOPHOTO franchisees: Corral Photographic Corporation, Post Imaging Corporation, KEKOA Management, Inc., and The Positive Negative, Inc. Each such franchisee owns and operates one store under a franchise agreement which provides for a royalty fee of six percent of net retail sales and an advertising fee of one-half percent of net retail sales. During 2000, total revenues derived by the Company from these four stores were approximately $429,000, which constituted approximately 1.2% of the Company's total revenues.

In addition, Mr. Loyle is owner and President of ProMoto Management Corporation ("ProMoto"), which acts as an area developer for the Company pursuant to an area development agreement. As area developer, ProMoto receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and also receives a portion of the royalty paid to the Company by any franchised store in its area (including the stores owned by the four franchisees named above) as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. During 2000, the Company paid ProMoto fees of approximately $436,000. The terms of the Company's area development agreement with ProMoto are the same as those in the agreements of most of the Company's other area developers.

During 2000, Caroline Zsambok, wife of Michael F. Adler, provided consultation to the Company on training and organizational learning services through her company, Z Research and Consulting ("Z Research"). During 2000, the Company paid Z Research fees of approximately $29,441. The Company has agreed to provide Z Research with an office at the Company's headquarters and limited secretarial support for non-Company work it performs. Z Research compensates the Company for all out-of-pocket eexpenses the Company incurs in providing Z Research with an office and secretarial support.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
    The following documents are filed as part of this report:
    Financial Statements: See Financial Statements and Schedules immediately following signature page of this report.
    Exhibits: See Exhibit Index immediately preceding Exhibits
    Reports on Form 8-K. On November 1, 2000, the Company filed a report on Form 8-K, dated October 31, 2000, to report the commencement of trading of the Company Voting Common on the OTC Bulletin Board and removal from the Nasdaq SmallCap Market, effective October 31, 2000.
    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President

Date: May 2 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael F. Adler May 1821, 2001

Michael F. Adler Chairman of the Board,

Chief Executive

Officer, and Director

(Principal Executive

Officer)

/s/ David A. Mason May 218, 2001

David A. Mason Executive Vice President,

Treasurer, Assistant

Secretary, and Director

(Principal Financial

Officer)

/s/ Frank M. Montano May 218, 2001

Frank M. Montano President and Chief Operating

Officer

/s/ Frank W. Benson May 218, 2001

Frank W. Benson Director

/s/ D. Lee Carpenter May 218, 2001

D. Lee Carpenter Director

/s/ Leslie Charm May 218, 2001

Leslie Charm Director

/s/ Dexter B. Dawes May 218, 2001

Dexter B. Dawes Director

/s/ Harry D. Loyle May 218, 2001

Harry D. Loyle Director

/s/ James F. Robeson May 218, 2001

James F. Robeson Director

/s/ Alfred E. Lefeld May 218, 2001

Alfred E. Lefeld Vice President and Controller

(Principal Accounting Officer)

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. and subsidiaries (a Delaware Corporation) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements of the Company as of December 31, 1999 and for the two years in the period ended December 31, 1999, were audited by other auditors whose report dated February 11, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moto Photo, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered losses from continuing operations in the current year, has negative working capital at December 31, 2000, and is in default of several covenants in their borrowing arrangements with both their primary bank and a major vendor that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Dayton, Ohio

May 21, 2001

Report of Independent Auditors

The Board of Directors and Stockholders

Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1999 and for each of the two years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Dayton, Ohio

February 11, 2000

Report of Independent Auditors - ESTIMATED

The Board of Directors and Stockholders

Moto Photo, Inc.

We have audited the accompanying consolidated balance sheets of Moto Photo, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note xxx, the Company's failure to reach satisfactory agreement with its primary supplier on a number of key issues, including the principal payment on a $2.1 million term note that was not made as required on April 1, 2001, and the 2000 loss from operations and negative working capital raise doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note XX. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Ernst & Young LLP

Dayton, Ohio

February 11, 2000

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2000	1999

Assets
Current Assets:
Cash	$ 1,504,233	$ 3,953,375
Accounts receivable, less allowances of $822,000 in 2000 and $636,000 in 1999	3,475,782	4,015,690
Notes receivable, less allowances of $41,000 in 2000 and $89,000 in 1999	190,669	281,669
Inventory	1,875,500	2,381,148
Income taxes receivable	240,784	390,000
Deferred tax assets	-	1,063,000
Deferred club costs	160,305	167,204
Prepaid expenses	218,817	276,777
Total current assets	7,666,090	12,528,863

Property and equipment, net	4,955,205	5,315,573

Other assets:
Notes receivable, less allowances of $1,861,000 in 2000 and $1,536,000 in 1999	671,282	1,393,440
Cost of franchises and contract acquired	86,424	120,293
Goodwill, net	3,282,415	3,635,596
Deferred tax assets	-	130,000
Other assets	754,470	960,253
Total assets	$ 17,415,886	$ 24,084,018

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	December 31,
	2000	1999

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,628,098	$3,725,527
Accrued payroll and benefits	964,735	736,771
Accrued expenses	888,314	903,125
Current portion of long-term obligations	5,644,600	2,403,000
Deferred club revenue	275,231	277,748
Other	132,580	243,730
Total current liabilities	9,533,558	8,289,901

Long-term debt	5,272,046	9,498,069
Capitalized leases	19,058	539,256
Total liabilities	14,824,662	18,327,226

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000
Issued and outstanding shares - 7,884,565 in 2000 and 1999	78,845	78,845
Treasury stock - 101,551 shares in 2000 and 151,294 shares in 1999, at par	(1,016)	(1,513)
Paid-in capital	6,818,059	6,030,523
Accumulated d(Deficit) retained earnings subsequent to June 30, 1991	(4,314,664)	(361,063)
Total stockholders' equity	2,591,224	5,756,792
Total liabilities and stockholders' equity	$17,415,886	$24,084,018

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2000	1999	1998

Revenues

Sales and other revenue	$36,227,700	$36,803,388	$37,139,096
Interest income	223,235	258,067	413,087
Other income	-	-	112,000
	36,450,935	37,061,455	37,664,183

Expenses

Cost of sales and operating expenses	27,897,611	26,942,025	26,872,589
Selling, general, and administrative expenses	7,291,675	5,794,632	6,733,132
Advertising expense	1,438,030	1,324,990	1,300,988
Depreciation and amortization	1,499,493	1,269,909	1,015,611
Interest expense	528,787	479,356	411,610
	38,655,596	35,810,912	36,333,930

Income (loss) before income taxes	(2,204,661)	1,250,543	1,330,253

Income tax benefit (expense):
Current	197,000	480,000	172,000
Deferred	(1,193,000)	(77,000)	188,000
	(996,000)	403,000	360,000

Net income (loss)	(3,200,661)	1,653,543	1,690,253

Preferred stock dividend accretion or requirement	(732,772)	(265,111)	(274,562)

Net income (loss) applicable to common shares	$(3,933,433)	$1,388,432	$1,415,691

Net income (loss) per common shares - basic	$ (0.51)	$ 0.18	$ 0.18
Net income (loss) per common share - diluted	$ (0.51)	$ 0.12	$ 0.18

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Amended Series G Preferred Stock
		(Series G through 1998)		Common Stock	Treasury Stock		Paid-in	(Deficit) Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 1997	1,000,000	$ 10,000	7,802,973	$ 78,030	-	$ -	$ 6,670,981	$ (2,987,855)	$ 3,771,156

Common stock issued			30,600	306			59,191		59,497
Preferred stock dividend requirement							(325,438)	(274,562)	(600,000)
Net income								1,690,253	1,690,253
Balance at December 31, 1998	1,000,000	10,000	7,833,573	78,336	-	-	6,404,734	(1,572,164)	4,920,906

Common stock issued			50,955	509			60,678		61,187
Treasury shares repurchased					(151,294)	(1,513)		(177,331)	(178,844)
Preferred stock dividend requirement							(434,889)	(265,111)	(700,000)
Net income								1,653,543	1,653,543
Balance at December 31, 1999	1,000,000	10,000	7,884,528	78,845	(151,294)	(1,513)	6,030,523	(361,063)	5,756,792

Treasury shares repurchased					(22,600)	(226)		(20,168)	(20,394)
Treasury shares issued					72,343	723	53,351		54,074
Preferred stock dividend accretion							732,772	(732,772)	-
Contributed capital							1,413		1,413
Net loss								(3,200,661)	(13,871200,661661)
Balance at December 31, 2000	1,000,000	$ 10,000	7,884,528	$ 78,845	(101,551)	$ (1,016)	$ 6,818,059	$ (4,314,664)	$ 2,591,224

See accompanying notes

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year s eEnded December 31,
	2000	1999	1998
Operating activities
Net income (loss)	$ (3,200,661)	$ 1,653,543	$ 1,690,253
Adjustments to reconcile to net cash provided by (utilized in ) operating activities:
Depreciation and amortization	1,499,493	1,269,909	1,015,611
Provision for losses on inventory and receivables	425,998	(322,000)	543,031
Notes receivable increases as a result of franchise activities	(54,816)	(20,000)	(17,422)
Gain on short term bond trade	-	(474,610)	-
Loss on sale of store	-	3,962	646
Loss on write-downs and disposition of assets	816,028	99,218	354,682
Noncash directors fees expense	54,075	61,187	37,622
Deferred taxes	1,193,000	77,000	(188,000)
Increase (decrease) resulting from changes in (other than changes resulting from acquisitions):
Accounts receivable	336,965	545,655	(678,631)
Inventory, prepaid expenses and deferred club costs	599,507	38,832	(1,241,275)
Income tax receivable	149,216	(390,000)	-
Accounts payable, accrued payroll, benefits, and accrued expenses	(2,149,278)	545,515	266,076
Deferred revenue and other liabilities	(113,666)	(55,700)	109,656
Net cash provided by (utilized in) operating activities	(444,139)	3,032,511	1,892,249

Investing activities
Purchases of property and equipment	(457,380)	(2,048,237)	(1,368,316)
Acquisition of company stores	-	(341,700)	-
Issue notes receivable	-	(153,478)	-
Payments received on notes receivable	894,383	781,179	643,253
Other assets	24,244	(9,236)	(241,113)
Proceeds from sale of property and equipment	-	40,512	61,000
Purchase of U.S. Treasury Bond investments	-	(75,011,718)	-
Sale of U.S. Treasury Bond investments	-	75,486,328	-
Net cash provided by (utilized in) investing activities	461,247	(1,256,350)	(905,176)

Financing activities
Proceeds from long-term borrowing	292,806	1,680,320	1,250,000
Principal payments on long-term debt and capital lease obligations	(2,740,075)	(1,542,658)	(1,879,804)
Payments of preferred dividends	-	(700,000)	(600,000)
Purchase of common shares for treasury stock	(20,394)	(178,844)	-
Contributed capital	1,413	-	-
Common shares issued	-	-	21,875
Net cash utilized in financing activities	(2,466,250)	(741,182)	(1,207,929)

Increase (decrease) increase in cash	(2,449,142)	1,034,979	(220,856)
Cash at beginning of year	3,953,375	2,918,396	3,139,252
Cash at end of year	$ 1,504,233	$ 3,953,375	$ 2,918,396

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

At December 31, 2000, the 370 stores of the MOTOPHOTO system included 290 franchise stores in the United States, 42 company stores in the United States and 38 franchise stores in Canada. During 2000, the Company awarded 15 franchises, including three conversions of independent stores to franchises, opened or acquired four company stores, allowed the terminated the Norway affiliate program relating tocovering 47 stores to expire, and closed 18 franchise and six company stores.

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

Accounts and Notes Receivable

Accounts and notes receivable are composed primarily of accounts and notes due from various franchisees. The notes receivable carry interest rates which approximate the prevailing interest rate at the time of the notes receivable inception. The carrying value of each account and note receivable is evaluated to determine if facts and circumstances suggest the receivable has become impaired. If the review indicates that a note has become impaired as determined by an analysis of creditworthiness and payment history, interest income on that note is not recognized unless collected. During 2000 and 1999, approximately $300,000 and $225,000, respectively, were transferred to notes receivable from accounts receivable. The carrying value of all accounts and notes receivable approximates fair value.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first in, first out method. Inventory is shown net of allowances of $82,000 in 2000 and $111,000 in 1999.

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

Cost of Franchises and Contract Acquired

Franchises and contract acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $759,477 in 2000 and $715,679 in 1999.

Goodwill

The excess of the cost over the fair value of the net assets of stores purchased is recorded as goodwill and amortized on a straight-line basis not to exceed 40 years. Goodwill recorded after January 1, 1999 is being amortized over a period not to exceed 15 years. Goodwill is shown net of accumulated amortization of $2,078,155 in 2000 and $2,035,497 in 1999, and net of a valuation allowance of $2,243,091 in 2000 and $2,387,298 in 1999.

Long-lived Assets

The carrying value of long-lived assets, including goodwill and property, plant and equipment related to operating stores is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the goodwill is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is adjusted to its estimated fair value less costs to sell.

Non-Ccompete Agreements

The Company amortizes non-compete agreements by the straight-line method over the life of the contract.

Revenue Recognition

Franchise fees are recognized as revenue when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned store revenue is recognized as sales are made. Revenue from the sale of CLUBMOTO membership plans is deferred and recognized over the 12-month life of the plan. Merchandise revenue is recognized when the goods are shipped. In 1998, the Company's master licensor for the province of Ontario, Canada, signed a new master license agreement for the development of franchises throughout Canada. The Company recognized $100,000 in 1998 for the sale of these rights.

In the fourth quarter of 2000 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin requires, among other things: that membership fees be deferred and earned over the life of the membership term; that direct, incremental costs may be deferred over the membership term; and additional footnote disclosure. All prior reporting periods have been reclassified to reflect this change. . The effect of this bulletin was immaterial on the financial results of the Company S(see Notes F and Q to the Consolidated Financial Statements). All prior reporting periods have been restated to reflect this reclassification.

The Company also adopted in the fourth quarter of 2000 Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires, among other things, that shipping costs paid by customers be reported as revenues rather than reduction of costs. There is no impact to net earnings as a result of this new standard, and prior year financial statements have been restatedclassified to reflect this changereclassification. See Notes F and Q to the Consolidated Financial Statements.

Pre-Opening Costs

Costs incurred in connection with the opening of new stores are expensed as incurred.

401(k) Salary Savings Plan

The Company sponsors a 401(k) salary savings plan covering all employees who meet certain eligibility requirements. The Company makes partial matching contributions to the Plan. Additionally, the Company may make discretionary contributions, which are subject to the approval of the Board of Directors. This expense was $99,179 in 2000, $95,635 in 1999, and $94,793 in 1998.

Stock-Based Compensation

The Company accounts for stock-based compensation under the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock iIssued to Employees" (APB 25), and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets for which it is "more likely than not" the assets will not be realized. The valuation allowance was increased to $3.5 million as a result of the uncertainty of the recoverability of such tax benefits (see Note C to the Consolidated Financial Statements).

Supplemental Non-Cash Investing and Financing Cash Flow Information

Noncash items for 2000 included $684,151 of capital expenditures for the company store segment from entering into capitalized leases and from the trade-in of equipment. Noncash expense for directors fees for 2000 was $54,075. In 1999, the Company made $559,658 of capital expenditures by entering into capitalized lease transactions for $459,658, assuming a $60,000 note in connection with an acquisition and $40,000 by transfer from other assets. In 1999, capital expenditures of $186,500 in cash were made in connection with acquisitions of stores (see Note O to the Consolidated Financial Statements). Additionally, in 1999, the Company transferred $1,515,000 from a revolving credit agreement and $1,185,004 from accounts payable to a $2,700,004 note payable.

Advertising

Advertising costs are charged to expense on the first showing of the advertisement. The Company had no prepaid advertising costs at December 31, 2000 or 1999.

Net Income (Loss) Per Common Share - Basic and Diluted

Basic income (loss) per common share is based on the weighted-average number of common shares outstanding during the respective period. Diluted income (loss) per common share is based on the weighted-average number of common shares outstanding adjusted to include the effects of potentially dilutive stock options and other common stock equivalents.

	2000	1999	1998

Numerator:
Net income	$ (3,200,661)	$ 1,653,543	$ 1,690,253
Preferred stock dividend requirement	(732,772)	(265,111)	(274,562)
Numerator for basic earnings (loss) per share-income available to common shareholders	(3,933,433)	1,388,432	1,415,691

Effect of dilutive securities:
Series G preferred dividend requirement	-	700,000	-
Numerator for diluted earnings (loss) per share-income available to common stockholders after effect of dilutive securities	$ (3,933,433)	$ 2,088,432	$ 1,415,691

Denominator:
Denominator for basic earnings (loss) per share-: weighted-average share outstanding	7,747,567	7,814,063	7,816,165

Effect of dilutive securities:
Employee stock options	-	4,348	115,245
Convertible Series G preferred	-	9,517,030	-
Denominator for diluted earnings (loss) per share: --adjusted weighted-average shares and dilutive securities	7,747,567	17,335,441	7,931,410

Stores for Resale

Certain company stores are offered for sale as franchises. The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is franchised, sales, results of operations, and related assets and liabilities are included with those of the company stores in the respective line items in the financial statements. The Company sold no stores in 2000 and one store in each of 1999 and 1998.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the presentation used in 2000.

C. Going Concern and Other Matters

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations as they come due, assuming the Company's debt payments are not accelerated. However, to maintain sufficient liquidity in the event of a downturn in Company performance beyond current expectations, the Company elected in April 2001 to suspend its quarterly principal payments to Fuji Photo Film U.S.A., Inc. ("Fuji") on a promissory note having a principal balance of $2.1 million as of December 31, 2000 and a current principal balance of $1.9 million, reflecting payments prior to April 2001$2.1 million note. The Company has also entered into negotiations with Fuji to renegotiate its supply contract, the payment schedule on the $1.9 million notethe $2.1 million note, and the terms of its Amended Series G Preferred Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point, and there can be no assurance agreement can be reached. If no agreement is reached on the supply contract, either party could cancel the supply contract and the Company would likely seek another supplier. If the supply contract is terminated, approximately $4 million outstanding as of December 31, 2000 ($3.4 million as of March 31, 2001) under the revolving credit terms of the supply contract would become payable to Fuji over the approximately 120 day period following termination. This change could also result result in Fuji's ultimately requiring redemption of the Amended Series G Stock converting its preferred stock into Moto Photo, Inc. common shares. Based on the current market price of the common stock, Fuji could acquire approximately 90% of the Moto Photo, Inc. common shares outstanding (see "Item 1. Business - Supply Contract and Amended Series G Preferred Stock", "Item 12. Security Ownership of Certain Beneficial Owners and Management - Potential Future Change in Control", and Note I to the Consolidated Financial Statements).

In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intentindicated it currently does not intend to accelerate these payments. The Company is seeking amendment or waiver of the covenants. The bank has also prohibited principal payments on the note payable to Fuji of $2.1 million (balance of $1.9 million at March 31, 2001) beyond March 31, 2001. Future principal payments on the Fuji note may not occur until covenant compliance is achieved, or December 31, 2001, whichever is later The bank has prohibited the Company from making principal payments beyond March 31, 2001 and until the later of December 31, 2001 or when covenant compliance is achieved, on the $2.1 million note payable to Fuji (see Note G to the Consolidated Financial Statements).

The Company has also taken significant steps to reduce expenses, including the closure or sale of seven company stores and other corporate headcount and cost reductions.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependents upon, among other things, (i) the Company's ability to obtain satisfactory repayment terms on the Company's $2.1 million note payableindebtedness to Fuji, (ii) the Company's obtaining an amendment or waiver from the bank concerning its financial covenants or the bank refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's ability to generate sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations as they become due, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for the increased deferred tax valuation allowance (see Note K to the Consolidated Financial Statements) and the classification of the primary bank debt and capitalized lease obligations as current (see Notes G and H to the Consolidated Financial Statements).

D. Property and Equipment

The following is a summary of property and equipment as of December 31:

	2000	1999

Equipment and other property	$ 8,732,293	$ 8,814,841
Leasehold improvements	2,884,239	2,902,803
Furniture and fixtures	1,337,715	1,384,962
	12,954,247	606
Less accumulated depreciation and amortization	7,999,042	7,787,033
Net book value	$ 4,955,205	$ 5,315,573

Depreciation expense on property and equipment including amortization of assets recorded under capital leases was $1,301,426 in 2000, $1,064,282 in 1999 and $813,462 in 1998.

E. Other Assets

Other assets as of December 31 include the following items, net of accumulated amortization of $268,750 in 2000 and $287,500 in 1999:

	2000	1999

Non-compete agreements	$ 591,250	$ 712,500
Other	163,220	247,753
Total Other Assets	470	253

F. Deferred Revenue

The following is a summary of deferred revenue arising from customer membership in the CLUBMOTO program:

	2000	1999	1998

Beginning balance	$ 277,748	$ 337,302	$ 450,178

Cash received from customers	728,952	699,699	718,689

Revenue recognized	(731,469)	(759,253)	(831,565)

Ending balance	$ 275,231	$ 277,748	$ 337,302

Deferred costs associated with the CLUBMOTO program that were recognized as expenses were $6,899 in 2000, $70,664 in 1999 and $93,278 in 1998.

G. Long-term Debt

The detail of long-term debt as of December 31 is:

	2000	1999

Note payable to primary bank due January 2002 with interest at 9.29% per annum	$ 659,558	$ 1,470,017

Note payable to primary bank due January 2002 with interest at 9.5% (prime rate plus 1%)	312,500	750,000

Note payable to primary bank due January 2004 with interest at 9.0% (prime rate plus 1/2%)	750,102	1,041,768

Note payable to primary bank due January 2005 with interest at 9.5% (prime rate plus 1%)	1,637,062	1,680,320

Revolving credit agreement with supplier, non-interest bearing, due June 2002	4,000,000	4,000,000

Note payable to supplier due January 2003, with interest at 8.5%	2,100,000	2,700,004

Note payable to bank due October 2007 with interest at 9.5%	52,724	57,960
	9,511,946	11,700,069

Portion classified as current	4,239,900	2,202,000
	$ 5,272,046	$ 9,498,069

At December 31, 2000, the Company had an unused line of credit with a bank for $1,500,000 at prime plus .50% through April 2001. The Company paid commitment fees of .25% per annum on the unused portion of the line of credit. This line expired April 30, 2001. The Company is negotiating for a new line for a lesser amount. The carrying value of all debt approximates fair value.

At December 31, 2000, the Company was not in compliance with certain financial covenants related to long-term bank obligations. Because of this, all long-term primary bank debt and bank-related capitalized lease obligations have been classified as current maturities. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank has indicated it currently does not intend to accelerate repayments of the loans and obligations earlier than originally scheduled. The Company is seeking amendment or waiver of the covenants. The bank has also prohibited principal payments on the note payable to Fuji of $2.1 million (balance of $1.9 million at March 31, 2001) beyond March 31, 2001. Future principal payments on the Fuji note may not occur until and until covenant compliance is achieved, or December 31, 2001, whichever is later, on the note payable of $2.1 million to Fuji.

The scheduled aggregate annual maturities on long-term debt for the five years subsequent to December 31, 2000 are $2,344,700, $5,697,835, $916,096, $458,561 and $76,507. However, the total primary bank debt obligation of $3,359,222 is classified as current on the consolidated balance sheet as of December 31, 2000, as the Company was not in compliance with certain bank financial covenants. Based on classifying this debt as current, the aggregate annual maturities of long-term debt for the five years subsequent to December 31, 2000 are $4,239,900, $4,981,146, $256,831, $7,527 and $8,295. Other long-term debt has no right of acceleration and has not been classified as current.

Cash paid for interest was $528,787 for 2000, $475,761 for 1999 and $399,400 for 1998. Interest expense on a supplier note is reduced by supplier marketing allowances equal to the interest paid on theat note payable to that supplier.

Long-term debt is secured by substantially all of the Company's assets. The supply contract containing the revolving credit agreement requires the Company and its franchisees collectively to purchase certain amounts of their requirements for specified products including paper and film through the supplier.

H. Leases

The detail of property and equipment included the following capitalized lease obligations at December 31:

	2000	1999

Processing equipment	$ 2,057,331	$ 1,144,117
Less accumulated amortization	644,815	303,880
	$ 1,412,516	$ 840,237

Scheduled future minimum lease payments for capitalized leases at December 31, 2000 are as follows:

Years Ending December 31,	Amount
2001	$ 271,411
2002	249,284
2003	258,198
2004	286,136
2005	314,090
2006 and thereafter	529,560
Total minimum lease payments	1,908,679
Less: amount representing interest ranging from 8.8% to 10.5%	484,921
Present value of minimum lease payments	1,423,758
Current portion	1,404,700
Capitalized leases	$ 19,058

During 2000, 1999, and 1998, the Company incurred or assumed capital lease obligations aggregating $895,380, $459,658 and $0, respectively, in connection with equipment purchases.

The current portion of scheduled future minimum lease payments for capitalized leases of $1,404,700 includes $1,249,100 that has been classified as current because the Company was not in compliance with financial covenants related to certain long-term primary bank obligations (see Note G to the Consolidated Financial Statements).

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance, and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office and warehouse facilities, and equipment under operating lease agreements. Certain leases have renewal options that the Company may exercise. Rental expense for operating leases was $2,438,752 in 2000, $2,127,540 in 1999, and $1,841,830 in 1998, net of sublease rentals of $253,354, $253,947, and $447,372, respectively.

In 1998 the Company sold the lease rights for a store location which increased net incomerevenues by approximately $112,000.

At December 31, 2000, non-cancelable operating leases provide for the following minimum annual obligations and sublease rentals:

	Lease Obligations	Sublease Rentals	Net Lease Obligations

2001	$ 2,346,495	$ 169,788	$ 2,176,707
2002	1,943,607	78,599	1,865,008
2003	1,423,399	68,936	1,354,463
2004	1,130,234	12,498	1,117,736
2005	765,532	-	765,532
2006 and thereafter	2,261,927	-	2,261,927
Totals	$ 9,871,194	$ 821	$ 9,541,373

I. Stockholders' Equity

The Company has authorized 30,000,000 voting common shares and 1,000,000 nonvoting common shares. None of the nonvoting common shares are outstanding and, unless otherwise stated, any reference herein to common shares refers to voting common shares.

On December 30, 1999 the Company exchanged with the holders thereof its one million shares of nonvoting Series G Preferred Stock ("Series G Stock") for one million shares of nonvoting Amended Series G Preferred Stock ("Amended Series G Stock"). The book value of the Amended Series G Stock is $6,773,295. The Amended Series G Stock is redeemable at any time by the Company in aggregate amounts of at least $1 million. The holder can redeem the Amended Series G Stock after January 1, 2003, or earlier upon the occurrence of certain redemption events. The Series G Stock had an annual dividend per share of $.70 in 1999 and $.60 in 1998. In 1999 and 1998, $700,000 and $600,000, respectively, of dividends were paid on Series G Stock. The Series G Stock had a dividend rate lower than the previously accreted rate of the Series E and F Preferred Shares. Accordingly, the dividend requirement on income applicable to common shares was reduced by $434,889 in 1999 and $325,438 in 1998. No dividends are payable on the Amended Series G Stock. As the Amended Series G Stock has a 0% dividend yield through 2003, the Company imputed a dividend using a market rate beginning in the first quarter of 2000.

The redemption price for the Amended Series G Stock is $10.00 per share, or an aggregate of $10 million. If the Amended Series G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding stock following such redemption. The holder has the right to refuse redemption in stock and elect to continue to hold the Amended Series G Stock. If redemption does not occur in 2003, the Company is obligated to make penalty payments of $.90 per share in 2003 and $1.00 per share per annum thereafter. The Company is uncertain at this time how the Amended Series G Stock will be retired.

The Amended Series G Stock is also redeemable under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji, default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

Redemption must be in either the Company's common shares at 90% of the then-current market price or in cash from the proceeds of an equity offering. The holder has the right to refuse redemption in stock and elect to continue to hold the Amended Series G Stock. If redemption does not occur in 2003, the Company is obligated to make penalty payments of $.90 per share in 2003 and $1.00 per share per annum thereafter. Certain events can trigger redemption prior to 2003 (see "Item 1. Business - Supply Contract and Amended Series G Preferred Stock" and "Item 12. Security Ownership of Certain Beneficial Owners and Management - Potential Future Change in Control").

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

As of December 31, 2000, all shares of unissued common stock were reserved for issuance pursuant to various outstanding options, warrants, and redeemable and convertible securities.

The Company's Board of Directors authorized a common stock repurchase program at June 30, 1999. The Board authorized management to spend up to $500,000 to make repurchases until December 31, 2000. The Company repurchased 173,894 shares for $199,238 and has re-issued 72,343 of these shares.

J. Stock-Based Compensation

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

The following summarizes the shares option activity for the years ended December 31:

	2000		1999		1998
	Common Shares	Average Price	Common Shares	Average Price	Common Shares	Average Price

Outstanding at beginning of year	1,361,142	$1.99	1,334,081	$2.06	1,015,966	$1.99
Granted	103,121	$0.41	142,669	$1.12	406,219	$2.32
Expired	(262,235)	$2.00	(115,608)	$1.90	(88,104)	$2.47
Outstanding at end of year	1,202,028	$1.85	1,361,142	$1.99	1,334,081	$2.06
Exercisable at end of year	779,696	$1.89	809,535	$1.91	755,956	$2.56

The exercise price of all options granted is at least equal to the market value at the date of grant. The options generally expire five years from the grant date and generally vest over four to five years. The Company has outstanding 156,266 options granted in 1995 for $2.25 per share and 125,770 options granted in 1998 for $2.50 per share that expire ten years after the grant date and vest based on the Company's achieving certain earnings per share levels, but in any case will be fully exercisable no later than three months prior to expiration. The 1995 grant has 125,013 shares exercisable and the 1998 grant has 25,154 exercisable, both as of December 31, 2000.

At December 31, 2000, additional awards aggregating up to 785,237 common shares can be granted on the terms and conditions established by the Committee. The Board of Directors may grant additional non-qualified stock options.

The range of option exercise prices outstanding and exercisable as of December 31, 2000 follows:

			Weighted Average		Remaining
Range of	Number of Options		Exercise Price		Life (Years)
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding

$ 0.41 - $ 1.31	419,219	259,220	$ 1.03	$ 1.27	2.0
$ 1.75 - $ 2.25	406,266	345,013	$ 2.02	$ 2.00	2.5
$ 2.50 - $ 2.63	376,543	175,463	$ 2.59	$ 2.57	3.7

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations to measure the cost of stock options issued to employees. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123 "Accounting for Stock Based Compensation," the pro forma effect on the Company's net income/(loss) would have been as follows:

Pro Forma Earnings	2000	1999	1998

Net income/(loss) applicable to common shares	$ (4,050,603)	$ 1,296,896	$ 1,330,464
Net income/(loss) per common share-basic	$ (0.52)	$ 0.17	$ 0.17
Net income/(loss) per common share-diluted	$ (0.52)	$ 0.11	$ 0.17

The weighted-average value of an option granted during 2000, 1999, and 1998 approximated 60% of the grant price of the respective option using the Black-Scholes option pricing model and the following assumptions:

Fair Value Assumptions	2000	1999	1998

Dividend yield	0%	0%	0%
Expected volatility	56%	47%	45%
Risk-free interest rate	5.9%	6.4%	5.8%
Expected life in years	6.2	5	5-10

Because additional awards in future years are anticipated, the pro forma effects of applying this statement are not necessarily indicative of future amounts.

K. Income Taxes

Significant components of deferred tax assets and liabilities at December 31 are:

	2000	1999

Deferred tax assets:
Capital loss carryforwards	$ 459,000	$ 522,000
AMT credit carryforwards	353,000	85,000
Asset impairment	754,000	915,000
Receivable allowances	991,000	793,000
Employee benefit accruals	136,000	84,000
Inventory valuation allowances	60,000	85,000
Reserve for store closures	90,000	-
Net operating loss carryforward	726,000	-
All other items, net	117,000	101,000
Total deferred tax assets	3,686,000	2,585,000

Deferred tax liability:
Depreciation	(146,000)	(477,000)
Total deferred tax liability	(146,000)	(477,000)

	3,540,000	2,108,000
Less: valuation allowance	(3,540,000)	(915,000)

Net deferred tax assets	$ -	$ 1,193,000

For financial reporting purposes, a valuation allowance of $3,540,000 for 2000 and $915,000 for 1999 has been recognized to offset certain deferred tax assets. Realization of the net deferred tax assets depends on generating sufficient taxable income to utilize the tax benefit of the assets. The increase in the valuation allowance was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits (see Note C to the Consolidated Financial Statements).

At December 31, 2000, the Company has capital loss carryforwards of $1,349,000 that begin to expire in 2001 and approximately $353,000 of alternative minimum tax (AMT) credit carryfowards that have no expiration date.

The Company paid $200, $6,350 and $82,000 of income taxes in 2000, 1999 and 1998, respectively.

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

	2000	1999	1998

Expense (benefit):
Statutory federal income tax	$ (750,000)	$ 425,000	$ 452,000
Increase (decrease) resulting from effect of:
Nondeductible amortization	(52,000)	67,000	168,000
Change in deferred tax valuation allowance	2,625,000	(952,000)	(727,000)
Change in estimate Benefits arising from prior year tax return amounts differing from bookfor tax contingencies estimates	(944,000)	-	-
Other, net	117,000	98,000	(233,900)
State income tax expense, net of federal tax benefit	-	(41,000)	(19,100)
	$ 996,000	$ (403,000)	$ (360,000)

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2000	1999	1998

Federal/state income tax benefit (expense) (benefit):
Current	$ (197,000)	$ (480,000)	$ (172,000)
Deferred	(1,193,000)	(77,000)	(188,000)

	$ (996,000)	$ (403,000)	$ (3360,000)

L. Related Party Transactions

The Company manages a franchised store controlled by certain officers and directors of the Company. The Company derived revenue from this store, including management incentive fees, of approximately $233,000 in 2000, $283,000 in 1999 and $308,000 in 1998.

Another franchised store is owned and managed by a corporation owned and controlled by an officer/director and his family, from which the Company derived revenue of approximately $87,000 in 2000, $98,000 in 1999, and $97,000 in 1998.

A franchised store is owned and managed by a corporation owned and controlled by a relative of an officer of the Company, from which the Company derived revenue of approximately $72,000 in 2000, $91,000 in 1999 and $101,000 in 1998.

The Company leases its headquarters from a partnership that is controlled by certain officers and/or directors. The lease provides for rent at $20,327 per month through June 2004 and $22,364 from July 2004 through June 2009. Rent expense was $243,924 for 2000, $225,660 for 1999 and $216,996 for 1998.

A corporation controlled by a director and his spouse owns one store and the director is a partner in three others as of December 31, 2000 as compared to four others as of December 31, 1999. The Company derived revenue of $429,000 in 2000, $481,000 in 1999 and $444,000 in 1998 from this group. The Company also made payments to another corporation controlled by this director of $436,000 in 2000, $454,000 in 1999 and $442,000 in 1998 as fees for franchise development and operational support services.

M. Contingencies

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements.

The Company has agreed to reimburse a supplier for 50% of any payments the supplier would be required to make under the supplier's agreement with a bank to guarantee leases made by the bank to franchisees under the MotoPhoto QuickStart (SM) program.

N. Short Term Bond Transaction

During 1999, the Company entered into a short-term bond transaction relating to $75,000,000 of U.S. Treasury securities. The transaction was designed to generate net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, in 1999 the Company had interest income of $993,338, a short-term capital gain of $474,610 and interest expense of $1,532,099; .t The net effect of $64,150 is included in the statement of operations as interest expense in 1999. The Company may enter into similar transactions in the future if management determines conditions are appropriate for generating profit from the transactions.

O. Acquisitions

The Company acquired no stores during 2000 and 1998 and acquired six stores during 1999. The acquisitions in 1999 were accounted for as purchases. The aggregate purchase price paid in 1999 was $401,700, of which $341,700 was in cash and $60,000 in notes assumed.

The results of operations for the acquired stores are included in the consolidated statement of income operations from the acquisition date. Pro forma revenue, net income and earnings per share information are not material and not presented.

P. Pending Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is not required to be adopted by the Company until 2001. As of December 31, 2000, the Company had no derivative instruments and anticipates no material impact from adopting this standard.

Q. Selected Quarterly Financial Information - Unaudited
	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter (5)

Sales and other revenue as originally reported (1)	$ 7,232,437	$ 9,432,391	$ 9,319,439	$ 10,062,489
Reclassification of freight income (2)	49,470	67,690	63,784	-
Sales and other revenue as restated	$ 7,281,907	$ 9,500,081	$ 9,383,223	$ 10,062,489

Gross profit as originally reported (3)	$ 1,417,455	$ 2,387,251	$ 2,302,109	$ 2,382,212
Reclassification of interest rebate (4)	(57,218)	(52,979)	(48,741)	-
Gross profit as restated (3)	$ 1,360,237	$ 2,334,272	$ 2,253,368	$ 2,382,212

Net income (loss):
As originally reported and as restated	$ (546,241)	$ (53,066)	$ (64,657)	$ (2,536,697)

Net income (loss) applicable to common:
As originally reported and as restated	$ (721,645)	$ (233,564)	$ (250,395)	$ (2,727,829)

Net income (loss) per common share:
Basic - as originally reported and as restated	(0.09)	(0.03)	(0.03)	(0.35)
Diluted - as originally reported and as restated	(0.09)	(0.03)	(0.03)	(0.35)

	First	Second	Third	Fourth
1999	Quarter	Quarter	Quarter	Quarter

Sales and other revenue as originally reported (1)	$ 6,974,983	$ 9,308,361	$ 9,647,795	$ 10,655,315
Reclassification of freight income (2)	41,600	52,619	58,991	63,724
Sales and other revenue as restated	$ 7,016,583	$ 9,360,980	$ 9,706,786	$ 10,719,039

Gross profit as originally reported and restated (3)	$ 1,622,681	$ 2,629,636	$ 2,478,736	$ 3,130,310

Net income (loss):
As originally reported and as restated	$ (193,207)	$ 406,873	$ 570,707	$ 869,170

Net income (loss) applicable to common:
As originally reported and as restated	$ (260,531)	$ 340,243	$ 504,777	$ 803,943

Net income (loss) per common share:
Basic - as originally reported and as restated	(0.03)	0.04	0.06	0.10
Diluted - as originally reported and as restated	(0.03)	0.04	0.05	0.06
  Sales and other revenue before interest income.
  Reclassified freight income to sales and from cost of sales with no effect on gross profit.
  Gross profit after cost of merchandise sold and expenses associated directly with products sold and services rendered.
  Reclassified supplier interest rebates from reduction in cost of sales to reduction in interest expense.
  In the fourth quarter of 2000, the Company recorded a pre-tax charge of approximately $800,000 related to asset write-downs, lease obligations and other costs associated with closing company stores, a pre-tax charge of $284,000 associated with staff reductions, and increased the deferred tax valuation allowance by $2,625,000.

R. Segments

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

Summarized financial information concerning the Company's reportable segments is shown in the following table.

Moto Photo, Inc. and Subsidiaries
	2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 328,359	$ 14,969,514	$ 5,050,774	$ 15,879,053	$ 36,227,700

Depreciation	2,575	1,239,111	68,498	4,216	1,314,400

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(560,920)	(2,885,557)	3,347,406	(1,147,340)	(1,246,411)

Identifiable segment assets	54,186	9,776,611	738,226	2,964,253	13,533,276

Capital expenditures including capitalized leases	-	1,012,128	44,500	-	1,056,628

	1999
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 424,045	$ 13,560,203	$ 5,129,929	$ 17,689,211	$ 36,803,388

Depreciation	3,878	951,274	12,244	9,013	976,409

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(410,461)	(1,342,482)	3,520,999	(187,058)	1,580,998

Identifiable segment assets	98,963	10,631,721	757,932	4,359,745	15,848,361

Capital expenditures including capitalized leases	1,432	2,638,092	8,795	3,446	2,651,765

	1998
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 559,256	$ 13,710,748	$ 5,315,708	$ 17,553,384	$ 37,139,096

Depreciation	3,787	674,217	18,269	84,511	780,784

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(344,535)	(911,889)	3,706,813	(1,038,767)	1,411,622

Identifiable segment assets	133,159	8,803,804	1,238,143	4,451,862	14,626,968

Capital expenditures including capitalized leases	1,812	1,115,136	4,207	24,392	1,145,547

Moto Photo, Inc. and Subsidiaries

	2000	1999	1998

Revenue
Total sales and other revenue for reportable segments	$36,227,700	$36,803,388	$37,139,096
Interest income	223,235	258,067	413,087
Other income	-	-	112,000
Total consolidated revenue	$36,450,935	$37,061,455	$37,664,183

Other Significant Items	Segment Totals	Corporate	Consolidated Total

2000
Depreciation and amortization	$ 1,314,400	$ 185,093	$ 1,499,493
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(1,246,411)	(958,250)	(2,204,661)
Identifiable segment assets	13,533,276	3,882,610	17,415,886
Capital expenditures including capitalized leases	1,056,628	84,903	1,141,531

1999
Depreciation and amortization	$ 976,409	$ 293,500	$ 1,269,909
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	1,580,998	(330,455)	1,250,543
Identifiable segment assets	15,848,361	8,235,657	24,084,018
Capital expenditures including capitalized leases	2,651,765	142,630	2,794,395

1998
Depreciation and amortization	$ 780,784	$ 234,827	$ 1,015,611
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	1,411,622	(81,369)	1,330,253
Identifiable segment assets	14,626,968	7,544,693	22,171,661
Capital expenditures including capitalized leases	1,145,547	222,769	1,368,316

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 2000	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 584,000	$ 337,000	$ 33,000	$ (187,000)(1)	$ 767,000

Allowance for Cash Discounts	52,000	3,000	-	-	55,000

Reserves and Allowances deducted from Notes Receivable	1,625,000	337,000	280,000	(340,000)(1)	1,902,000

Allowance for Inventory Obsolescence	111,000	24,000	-	(53,000)(2)	82,000

Total	$ 2,372,000	$ 701,000	$ 313,000	$ (580,000)	$ 2,806,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 1999	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,092,000	$ 235,000	$ (145,000)	$ (598,000)(1)	$ 584,000

Allowance for Cash Discounts	46,000	-	6,000	-	52,000

Reserves and Allowances deducted from Notes Receivable	1,400,000	235,000	368,000	(378,000)(1)	1,625,000

Allowance for Inventory Obsolescence	150,000	36,000	-	(75,000)(2)	111,000

Total	$ 2,688,000	$ 506,000	$ 229,000	$ (1,051,000)	$ 2,372,000

  Uncollectible accounts written-off
  Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II Valuation and Qualifying Accounts

Moto Photo, Inc. and Subsidiaries

Schedule II Valuation and Qualifying Accounts

Year Ended December 31, 1998	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,590,000	$ 224,000	(227,000)	$ (495,000)(1)	$ 1,092,000

Allowance for Cash Discounts	45,000	-	1,000	-	46,000

Reserves and Allowances deducted from Notes Receivable	1,018,000	225,000	432,000	(275,000)(1)	1,400,000

Allowance for Inventory Obsolescence	115,000	94,000	-	(59,000)(2)	150,000

Total	$ 2,768,000	$ 543,000	$ 206,000	$ (829,000)	$ 2,688,000

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

NUMBER DESCRIPTION

3.01 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 to Form 10-K dated March 29, 1995)

3.02 Bylaws, as amended (Incorporated by Reference to Exhibit 3.2 to Form 10-K dated May 5, 1989)

4.01 Certificate of Designation of Series G Preferred Stock (Incorporated by Reference to Exhibit 4.2 to Form 10-K dated March 29, 1995)

4.02 Certificate of Elimination of Series G Preferred Stock (Incorporated by Reference to Exhibit 4.02 to Form 10-K dated March 27, 2000)

4.03 Certificate of Designation of Amended Series G Preferred Stock (Incorporated by Reference to Exhibit 4.03 to Form 10-K dated March 27, 2000)

4.04 Securities Purchase Agreement dated September 9, 1992 by and between Moto Photo, Inc. and Fuji Photo film U.S.A., Inc., with Exhibits (Incorporated by Reference to Exhibit 28.1 to Form 8-K dated September 9, 1992)

*10.01 1992 Moto Photo Performance and Equity Incentive Plan and Amendment No. 1 to the Plan, as amended through April 11, 1995 (Incorporated by Reference to Exhibit 4.1 to Registration Statement Number 033-59673 on Form S-8 dated May 30, 1995)

*10.02 Amendment No. 2 to the 1992 Moto Photo Performance and Equity Incentive Plan (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 14, 1998)

10.03 Management Agreement dated April 15, 1983, between Foto Fair International, Inc. and National Photo Labs II, Inc. (Incorporated by Reference to Exhibit 10.20 to Form S-1 Registration Statement, Registration No. 2-99676)

10.04 Amendment dated October 1, 1986 to Management Agreement between Moto Photo, Inc. and National Photo Labs II, Inc.

10.05 Amendment dated December 14, 1998 to Management Agreement between Moto Photo, Inc. and National Photos Labs II, Inc.

10.06 Loan and Security Agreement dated as of February 19, 1997, between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 9, 1997)

NUMBER DESCRIPTION

10.07 First Amendment to Loan and Security Agreement, dated as of May 1, 1998, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated May 14, 1998)

10.08 Second Amendment to Loan and Security Agreement dated as of September 2, 1999, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated November 15, 1999)

10.09 Third Amendment to Loan and Security Agreement dated as of December 30, 1999, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 27, 2000)

10.10 Amended Supply Agreement dated as of January 11, 1995 between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated March 29, 1995)

10.11 Amendment Agreement to Amended Supply Agreement, dated as of December 30, 1999, by and between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.09 to Form 10-K dated March 27, 2000)

10.12 Term Note dated December 30, 1999 from Moto Photo, Inc. in favor of Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.10 to Form 10-K dated March 27, 2000)

10.13 Agreement dated as of December 30, 1999, by and among Moto Photo, Inc., Fuji Photo Film U.S.A., Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.11 to Form 10-K dated March 27, 2000)

10.14 Amendment No. 1 to Warrant Certificate held by Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 29, 1995)

10.15 Project Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 30, 1998)

10.16 First Amendment to Project Agreement, dated as of September 14, 1999, by and between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated November 15, 1999)

10.17 Master Lease Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., Moto Photo, Inc., and The Provident Bank (Incorporated by Reference to Exhibit 10.8 to Form 10-K dated March 30, 1998)

NUMBER DESCRIPTION

10.18 First Amendment to Master Lease Agreement, dated as of September 14, 1999, between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated November 15, 1999)

10.19 Lease dated as of May 7, 1999 between Moto Photo, Inc. and Sycamore Partnership (Incorporated by Reference To Exhibit 10.1 to Form 10-Q dated August 13, 1999)

10.20 Master License Agreement dated as of December 31, 1998 between Moto Photo, Inc. and Canadian Industrial Services, Ltd. (Incorporated by Reference to Exhibit 10.11 to Form 10-K dated March 26, 1999)

*10.21 Employment Agreement effective April 1, 1997 with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated May 9, 1997)

*10.22 Amendment to Employment Agreement, dated as of April 1, 1997, with
Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 7, 1997)

*10.23 Employment Agreement dated June 1, 1996 with David A. Mason (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated August 6, 1996)

*10.24 Amendment to Employment Agreement, dated as of December 23, 1997, with David A. Mason (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 30, 1998)

*10.25 Amendment to Employment Agreement, dated as of December 20, 1999, with David A. Mason (Incorporated by Reference to Exhibit 10.23 to Form 10-K dated March 27, 2000)

*10.26 Employment Agreement dated June 1, 1996 with Frank M. Montano (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 6, 1996)

*10.27 Amendment to Employment Agreement, dated as of December 23, 1997, with Frank M. Montano (Incorporated by Reference to Exhibit 10.15 to Form 10-K dated March 30, 1998)

*10.28 Amendment to Employment Agreement, dated as of December 20, 1999, with Frank M. Montano (Incorporated by Reference to Exhibit 10.26 to Form 10-K dated March 27, 2000)

*10.29 Employment Agreement dated as of January 1, 1999 with Lloyd F. Noland (Incorporated by Reference to Exhibit 10.19 to Form 10-K dated March 26, 1999)

NUMBER DESCRIPTION

*10.30 Cancellation and Release dated as of March 21, 2000, between Moto Photo, Inc. and Lloyd F. Noland (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated May 10, 2000)

*10.31 Amended Employment Agreement dated as of January 26, 2001, between

Moto Photo, Inc. and Lloyd F. Noland

*10.32 Employment Agreement dated as of April 1, 1999, with Paul Pieschel

(Incorporated by Reference to Exhibit 10.28 to Form 10-K dated March

27, 2000)

22.0 List of subsidiaries of the Company (Incorporated by Reference to Exhibit 22 to Form 10-K dated March 27, 1996)

23.01 Consent of Arthur Andersen LLP

23.02 Consent of Ernst & Young LLP

*Indicates management contract or compensatory plan.