Form 10-K/A
period 2000-12-31
MOTO PHOTO INC
filed 2001-05-22
CIK 704508

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

Fuji may terminate the supply contract upon, after appropriate cure periods, failure by the Company to make payments when due under the supply contract, failure by the parties to renegotiate prices for the Fuji products as required by the supply contract, or bankruptcy or insolvency of the Company. Fuji may require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event") which include, after appropriate cure periods, termination of the supply contract other than as a result of a material default by Fuji, default by the Company under certain other agreements between the Company and Fuji, failure by the Company to meet its obligations under other indebtedness in excess of $100,000, or if either Michael F. Adler or David A. Mason ceases to be involved in the day-to-day management of the Company and the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji. Change in control of the Company, other than the acquisition of control by Fuji, would give Fuji the right to require redemption of the Amended Series G Stock but would not affect the validity of the supply contract. If the Company redeems the Amended Series G Stock, the supply contract will be extended to the third anniversary of the redemption without right of renewal. The Company has the right to terminate the supply contract under certain circumstances including failure of Fuji to maintain appropriate pricing levels as required under the agreement or if Fuji defaults on its obligations.

On April 9, 2001, the Company gave Fuji notice of its intent to renegotiate the prices as permitted under the supply contract. If the parties are unable to agree upon new prices within sixty days of the date of the notice, either party may terminate the supply contract upon thirty days notice to the other. In such case, the Company could change to a key supplier other than Fuji for system requirements of paper, chemistry and equipment. The Company believes these products are available from alternative vendors at comparable prices, but there can be no assurances that the Company can obtain favorable pricing and terms without disruption to wholesale activities.

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

Termination of the supply contract other than as a result of a material default by Fuji would also constitute a Redemption Event under the Amended Series G Stock and would give Fuji the right to require redemption of the Amended Series G Stock. If Fuji requests redemption, the Company can cure the Redemption Event by offering the requisite cash or common stock to redeem all of the Amended Series G Stock. If redemption were to occur in shares of common stock, depending on the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding stock following such redemption. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

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

Company store revenue increased $1,409,000, or 10.4% in 2000 compared to 1999. The Company opened four stores in early 2000 and closed one store in early 2000, one store in mid-year, and four in December 2000. In January 2001 two more were closed and one was sold. Stores opened and acquired in the last six months of 1999 and early 2000 continued their ramp-up of sales, contributing an additional $2.9 million in sales in 2000. The stores opened in 2000 and 1999 should continue to increase sales in 2001 compared to 2000, as they will continue in their ramp-up phase. The Company does not plan to open any company stores in 2001. Revenue from company stores open during all of 2000 and 1999 decreased 7% from 1999. Four percent of this 7% decrease is due to decreased number of rolls processed, while 1.5% is due to lower merchandise sales and 1.5% is due to lower portrait sales.

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

Selling, general and administrative expenses increased by $1,497,000, or 25.8%, in 2000 compared to 1999. In 2000 the Company recorded a charge of approximately $800,000 related to asset write-downs, lease obligations and other costs associated with closing company stores. This is compared to expenses of $99,000 from the closings in 1999. In 2000 the Company also recorded a charge of $284,000 associated with staff reductions. During 2000, expenses of approximately $424,000 were incurred by the concept development team and the implementation of Motonetwork.com, a highly robust, "24/7" Intranet site which conveys information and orders between franchisees and company management in a timely and efficient manner. Excluding the above-mentioned charges, the increase in selling, general and administrative expenses was approximately $81,000, or 1.4%.

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

The Company's material capital commitments consist primarily of long-term debt and lease obligations (See Notes G and H to the Consolidated Financial Statements). Funds for repaying these commitments are anticipated to be generated primarily from operations and from working capital in future years. If the Company was not able to generate sufficient funds to repay these commitments as they become due, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company was successful, existing shareholders could suffer dilution.

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

Lloyd F. Noland

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

In January, 1999, Lloyd F. Noland entered into an employment contract with a term through December 31, 2001 to serve as the Company's Senior Vice President of Marketing. The employment contract provided for a base salary of $135,000 per year. Mr. Noland left the Company's employ effective December 28, 2000. Pursuant to a severance agreement between the Company and Mr. Noland, he will receive his salary and related benefits for the remainder of the term of his employment contract term and reimbursement of approximately $2,200 for home office expenses in connection with his job search. Salary and benefits paid to Mr. Noland will be offset by any salary and benefits he obtains through new employment, which he has an affirmative obligation to seek.

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

Directors and Certain

Executive Officers

Michael F. Adler (2)

4444 Lake Center Drive

Dayton, OH 45426

Harry D. Loyle (3)

Linwood Greene, Suite 15

210 New Road

Linwood, NJ 08221

David A. Mason (4)

Dexter B. Dawes (5)

Frank W. Benson (5)

D. Lee Carpenter (5)

James F. Robeson, Ph.D. (6)

Leslie Charm (5)

Frank M. Montano (7)

Leonard S. Swartz (8)

Paul Pieschel (9)

Alfred E. Lefeld (10)

Lloyd F. Noland

All Directors and Executive

Officers as a Group (13 persons) (11)

Beneficial Owners of More than

5% of the Common Stock

Fuji Photo Film U.S.A. Inc. (12)

555 Taxter Road

Elmsford, NY 10523

Mark E. Brady (13)

Robert J. Suttman (13)

Ronald L. Eubel (13)

William Hazen (13)

Bernie Holtgreive (13)

c/o Eubel Brady & Suttman

Asset Management, Inc.

7777 Washington Village Drive,
Suite 210

Dayton, OH 45459

	1,662,380 572,160 185,130 89,585 72,663 58,453 53,262 25,000 259,765 88,442 36,505 33,151 -0- 3,074,581 1,000,000 519,210	20.2% 7.3% 2.3% 1.1% * * * * 3.2% 1.0% * * 0% 34.8 11.4% 6.6%

* Less than 1%

  Percent of class is calculated without regard to shares of common stock issuable upon exercise of outstanding warrants or stock options, except that any shares a person is deemed to own by having the right to acquire upon exercise of a warrant or option are considered to be outstanding solely for purpose of calculating such person's percentage ownership.

  The shares of Common Stock indicated as beneficially owned by Mr. Adler: (i) include 6,000 shares owned by the Elizabeth Adler Trust for which Mr. Adler is trustee; (ii) include 6,000 shares owned by the Robert Adler Trust for which Mr. Adler is co-trustee and shares voting and investment power with Jacob A. Myers, an officer of the Company; (iii) include 418,295 shares that he has the right to acquire by exercise of stock options that are currently exercisable; and (iv) exclude a total of 11,000 shares owned by Mr. Adler's spouse, as to which Mr. Adler disclaims beneficial ownership. Such shares also include 1,149,039 shares of Common Stock owned by Progressive Industries Corporation ("Progressive"), which is 99% owned by Mr. Adler and his family, which shares of common stock Mr. Adler may be deemed to own beneficially due to his ownership of a controlling interest in Progressive and his position as President of Progressive.

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

(13) Consists of shares as to which Mark E. Brady, Robert J. Suttman, Ronald Eubel, William Hazel, and Bernie Holtgreive each share voting and investment power. Mr. Suttman and Mr. Brady together beneficially own 82,750 shares, as to which they share voting and investment power. Also, Mr. Suttman beneficially owns 5,000 additional shares as to which he has sole voting and investment power, and Mr. Brady beneficially owns 1,900 additional shares as to which he has sole voting and investment power.

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

Date: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael F. Adler May 21, 2001

Michael F. Adler Chairman of the Board,

Chief Executive

Officer, and Director

(Principal Executive

Officer)

/s/ David A. Mason May 21, 2001

David A. Mason Executive Vice President,

Treasurer, Assistant

Secretary, and Director

(Principal Financial

Officer)

/s/ Frank M. Montano May 21, 2001

Frank M. Montano President and Chief Operating

Officer

/s/ Frank W. Benson May 21, 2001

Frank W. Benson Director

/s/ D. Lee Carpenter May 21, 2001

D. Lee Carpenter Director

/s/ Leslie Charm May 21, 2001

Leslie Charm Director

/s/ Dexter B. Dawes May 21, 2001

Dexter B. Dawes Director

/s/ Harry D. Loyle May 21, 2001

Harry D. Loyle Director

/s/ James F. Robeson May 21, 2001

James F. Robeson Director

/s/ Alfred E. Lefeld May 21, 2001

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

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	December 31,
	2000	1999

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,628,098	$3,725,527
Accrued payroll and benefits	964,735	736,771
Accrued expenses	888,314	903,125
Current portion of long-term obligations	5,644,600	2,403,000
Deferred club revenue	275,231	277,748
Other	132,580	243,730
Total current liabilities	9,533,558	8,289,901

Long-term debt	5,272,046	9,498,069
Capitalized leases	19,058	539,256
Total liabilities	14,824,662	18,327,226

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000
Issued and outstanding shares - 7,884,565 in 2000 and 1999	78,845	78,845
Treasury stock - 101,551 shares in 2000 and 151,294 shares in 1999, at par	(1,016)	(1,513)
Paid-in capital	6,818,059	6,030,523
Accumulated deficit subsequent to June 30, 1991	(4,314,664)	(361,063)
Total stockholders' equity	2,591,224	5,756,792
Total liabilities and stockholders' equity	$17,415,886	$24,084,018

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

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Amended Series G Preferred Stock
		(Series G through 1998)		Common Stock	Treasury Stock		Paid-in	(Deficit) Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 1997	1,000,000	$ 10,000	7,802,973	$ 78,030	-	$ -	$ 6,670,981	$ (2,987,855)	$ 3,771,156

Common stock issued			30,600	306			59,191		59,497
Preferred stock dividend requirement							(325,438)	(274,562)	(600,000)
Net income								1,690,253	1,690,253
Balance at December 31, 1998	1,000,000	10,000	7,833,573	78,336	-	-	6,404,734	(1,572,164)	4,920,906

Common stock issued			50,955	509			60,678		61,187
Treasury shares repurchased					(151,294)	(1,513)		(177,331)	(178,844)
Preferred stock dividend requirement							(434,889)	(265,111)	(700,000)
Net income								1,653,543	1,653,543
Balance at December 31, 1999	1,000,000	10,000	7,884,528	78,845	(151,294)	(1,513)	6,030,523	(361,063)	5,756,792

Treasury shares repurchased					(22,600)	(226)		(20,168)	(20,394)
Treasury shares issued					72,343	723	53,351		54,074
Preferred stock dividend accretion							732,772	(732,772)	-
Contributed capital							1,413		1,413
Net loss								(3,200,661)	(3,200,661)
Balance at December 31, 2000	1,000,000	$ 10,000	7,884,528	$ 78,845	(101,551)	$ (1,016)	$ 6,818,059	$ (4,314,664)	$ 2,591,224

See accompanying notes

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
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

At December 31, 2000, the 370 stores of the MOTOPHOTO system included 290 franchise stores in the United States, 42 company stores in the United States and 38 franchise stores in Canada. During 2000, the Company awarded 15 franchises, including three conversions of independent stores to franchises, opened or acquired four company stores, allowed the Norway affiliate program relating to 47 stores to expire, and closed 18 franchise and six company stores.

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

In the fourth quarter of 2000 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin requires, among other things: that membership fees be deferred and earned over the life of the membership term; that direct, incremental costs may be deferred over the membership term; and additional footnote disclosure. All prior reporting periods have been reclassified to reflect this change. See Notes F and Q to the Consolidated Financial Statements.

The Company also adopted in the fourth quarter of 2000 Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires, among other things, that shipping costs paid by customers be reported as revenues rather than reduction of costs. There is no impact to net earnings as a result of this new standard, and prior year financial statements have been reclassified to reflect this change. See Notes F and Q to the Consolidated Financial Statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity.

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

	2000	1999	1998

Numerator:
Net income	$ (3,200,661)	$ 1,653,543	$ 1,690,253
Preferred stock dividend requirement	(732,772)	(265,111)	(274,562)
Numerator for basic earnings (loss) per share-income available to common shareholders	(3,933,433)	1,388,432	1,415,691

Effect of dilutive securities:
Series G preferred dividend requirement	-	700,000	-
Numerator for diluted earnings (loss) per share-income available to common stockholders after effect of dilutive securities	$ (3,933,433)	$ 2,088,432	$ 1,415,691

Denominator:
Denominator for basic earnings (loss) per share: weighted-average share outstanding	7,747,567	7,814,063	7,816,165

Effect of dilutive securities:
Employee stock options	-	4,348	115,245
Convertible Series G preferred	-	9,517,030	-
Denominator for diluted earnings (loss) per share: adjusted weighted-average shares and dilutive securities	7,747,567	17,335,441	7,931,410

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

C. Going Concern and Other Matters

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations as they come due, assuming the Company's debt payments are not accelerated. However, to maintain sufficient liquidity in the event of a downturn in Company performance beyond current expectations, the Company elected in April 2001 to suspend its quarterly principal payments to Fuji Photo Film U.S.A., Inc. ("Fuji") on a promissory note having a principal balance of $2.1 million as of December 31, 2000 and a current principal balance of $1.9 million, reflecting payments prior to April 2001. The Company has also entered into negotiations with Fuji to renegotiate its supply contract, the payment schedule on the $1.9 million note, and the terms of its Amended Series G Preferred Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point, and there can be no assurance agreement can be reached. If no agreement is reached on the supply contract, either party could cancel the supply contract and the Company would likely seek another supplier. If the supply contract is terminated, approximately $4 million outstanding as of December 31, 2000 ($3.4 million as of March 31, 2001) under the revolving credit terms of the supply contract would become payable to Fuji over the approximately 120 day period following termination. This change could also result in Fuji ultimately requiring redemption of the Amended Series G Stock (see Note I to the Consolidated Financial Statements).

In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The Company is seeking amendment or waiver of the covenants. The bank has also prohibited principal payments on the note payable to Fuji of $2.1 million (balance of $1.9 million at March 31, 2001) beyond March 31, 2001. Future principal payments on the Fuji note may not occur until covenant compliance is achieved, or December 31, 2001, whichever is later (see Note G to the Consolidated Financial Statements).

The Company has also taken significant steps to reduce expenses, including the closure or sale of seven company stores and other corporate headcount and cost reductions.

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's ability to obtain satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company obtaining an amendment or waiver from the bank concerning its financial covenants or the bank refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's ability to generate sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations as they become due, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for the increased deferred tax valuation allowance (see Note K to the Consolidated Financial Statements) and the classification of the primary bank debt and capitalized lease obligations as current (see Notes G and H to the Consolidated Financial Statements).

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

At December 31, 2000, the Company had an unused line of credit with a bank for $1,500,000 at prime plus .50%. The Company paid commitment fees of .25% per annum on the unused portion of the line of credit. This line expired April 30, 2001. The Company is negotiating for a new line for a lesser amount. The carrying value of all debt approximates fair value.

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

Cash paid for interest was $528,787 for 2000, $475,761 for 1999 and $399,400 for 1998. Interest expense on a supplier note is reduced by supplier marketing allowances equal to the interest paid on that note payable.

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

In 1998 the Company sold the lease rights for a store location which increased revenues by $112,000.

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

The Company paid $200, $6,350 and $82,000 of income taxes in 2000, 1999 and 1998, respectively.

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

	2000	1999	1998

Expense (benefit):
Statutory federal income tax	$ (750,000)	$ 425,000	$ 452,000
Increase (decrease) resulting from effect of:
Nondeductible amortization	(52,000)	67,000	168,000
Change in deferred tax valuation allowance	2,625,000	(952,000)	(727,000)
Change in estimate for tax contingencies	(944,000)	-	-
Other, net	117,000	98,000	(233,900)
State income tax expense, net of federal tax benefit	-	(41,000)	(19,100)
	$ 996,000	$ (403,000)	$ (360,000)

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2000	1999	1998

Federal/state income tax expense (benefit):
Current	$ (197,000)	$ (480,000)	$ (172,000)
Deferred	1,193,000	77,000	(188,000)

	$ 996,000	$ (403,000)	$ (360,000)

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

N. Short Term Bond Transaction

During 1999, the Company entered into a short-term bond transaction relating to $75,000,000 of U.S. Treasury securities. The transaction was designed to generate net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, the Company had interest income of $993,338, a short-term capital gain of $474,610 and interest expense of $1,532,099; the net effect of $64,150 is included in the statement of operations as interest expense in 1999. The Company may enter into similar transactions in the future if management determines conditions are appropriate for generating profit from the transactions.

O. Acquisitions

The Company acquired no stores during 2000 and 1998 and acquired six stores during 1999. The acquisitions in 1999 were accounted for as purchases. The aggregate purchase price paid in 1999 was $401,700, of which $341,700 was in cash and $60,000 in notes assumed.

The results of operations for the acquired stores are included in the consolidated statement of operations from the acquisition date. Pro forma revenue, net income and earnings per share information are not material and not presented.

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