Form 10-Q
period 2001-03-31
MOTO PHOTO INC
filed 2001-05-22
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

As of May 11, 2001:

7,809,338 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

Signature

Part I. Financial Information

Item 1. Financial Statements

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2001	December 31, 2000

Assets
Current Assets:
Cash	$476,974	$1,504,233
Accounts receivable, less allowances of $721,000 in 2001 and $822,000 in 2000	2,232,431	3,475,782
Notes receivable, less allowances of $41,000 in 2001 and 2000	190,669	190,669
Inventory	1,874,961	1,875,500
Income taxes receivable	-	240,784
Deferred club costs	160,305	160,305
Prepaid expenses	142,008	218,817
Total current assets	5,077,348	7,666,090

Property and equipment	4,834,591	4,955,205

Other assets:
Notes receivable, less allowances of $1,585,000 in 2001 and $1,861,000 in 2000	638,824	671,282
Cost of franchises and contract acquired	77,228	86,424
Goodwill, net	3,246,898	3,282,415
Other assets	747,895	754,470
Total assets	$14,622,784	$17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

(Unaudited)

	March 31, 2001	December 31, 2000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 882,576	$ 1,628,098
Accrued payroll and benefits	671,704	964,735
Accrued expenses	594,264	888,314
Deferred club revenue	275,231	275,231
Current portion of long-term obligations	5,636,800	5,644,600
Other	145,168	132,580
Total current liabilities	8,205,743	9,533,558

Long-term debt	4,432,557	5,272,046
Capitalized leases	9,548	19,058
Total liabilities	12,647,848	14,824,662

Stockholders' equity:
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000
Issued and outstanding shares - 7,884,565 in 2001 and 2000	78,845	78,845
Treasury stock (75,227 shares in 2001 and 101,551 shares in 2000, at par)	(752)	(1,016)
Paid-in capital	7,020,648	6,818,059
Accumulated deficit subsequent to June 30, 1991	(5,133,805)	(4,314,664)
Total stockholders' equity	1,974,936	2,591,224
Total liabilities and stockholders' equity	$ 14,622,784	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	3 months	3 months
	Ended	Ended
	March 31, 2001	March 31, 2000

Revenues

Sales and other revenue	$6,385,173	$7,281,907
Interest income	43,412	71,864
	6,428,585	7,353,771

Expenses

Cost of sales and operating expenses	5,221,657	5,921,670
Selling, general, and administrative expenses	1,184,998	1,418,369
Advertising expense	176,459	329,834
Depreciation and amortization	354,749	370,476
Interest expense	113,181	153,663
	7,051,044	8,194,012

Loss before income taxes	(622,459)	(840,241)

Income tax benefit	-	294,000
Net loss	(622,459)	(546,241)

Dividend accretion:
Preferred shares	(196,682)	(175,404)
Net loss applicable to common shares	$(819,141)	$(721,645)

Net loss per common share - basic and diluted	$(0.11)	$(0.09)

Weighted average shares outstanding - basic and diluted	7,794,714	7,734,203

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)
	3 Months	3 Months
	Ended	Ended
	March 31, 2001	March 31, 2000

Operating activities
Net loss	$ (622,459)	$ (546,241)
Adjustments to reconcile net cash utilized by operating activities:
Depreciation and amortization	354,749	370,476
Provision for losses on inventory and receivables	80,737	44,918
Notes receivable increases as a result of franchise activities	(15,113)	(15,000)
Loss on disposition of assets	2,026	-
Noncash directors fees expense	6,170	19,608
Increase (decrease) resulting from changes in:
Income tax receivable	240,784	291,048
Accounts receivable	1,157,716	406,323
Inventory, prepaid expenses and deferred club costs	75,977	71,308
Accounts payable, accrued payroll, benefits, and accrued expenses	(1,332,602)	(2,942,739)
Deferred revenue and other liabilities	12,588	(65,874)
Net cash utilized in operating activities	(39,427)	(2,366,173)

Investing activities
Purchases of property and equipment	(186,073)	(146,660)
Payments received on notes receivable	53,840	491,472
Other assets	1,200	11,293
Net cash provided by (utilized in) investing activities	(131,033)	356,105

Financing activities
Proceeds from long-term debt and capital leases	-	365,892
Principal payments on long-term debt and capital lease obligations	(856,799)	(1,418,514)
Purchase of common shares for treasury stock	-	(9,772)
Contributed capital	-	1,413
Net cash utilized in financing activities	(856,799)	(1,060,981)

Decrease in cash	(1,027,259)	(3,071,049)
Cash at beginning of period	1,504,233	3,953,375
Cash at end of period	$ 476,974	$ 882,326
See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2001 and March 31, 2000

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been derived from the unaudited accounting records of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates (i.e., April 1 vs. March 31 for the first quarter 2000), except for the fourth quarter which ends on December 31. The differences in ending dates are immaterial.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations as they come due, assuming the Company's debt payments are not accelerated. However, to maintain sufficient liquidity in the event of a downturn in Company performance beyond current expectations, the Company elected in April 2001 to suspend its quarterly principal payments to Fuji Photo Film U.S.A., Inc. ("Fuji") on a $1.9 million promissory note. The Company has also entered into negotiations with Fuji to renegotiate its supply contract, the payment schedule on the $1.9 million note, and the terms of its Amended Series G Preferred Stock (the "Amended Series G Stock"), all of which is held by Fuji. The Company has been unable to obtain agreement at this point, and there can be no assurance agreement can be reached. If no agreement is reached on the supply contract, either party could cancel the supply contract and the Company would likely seek another supplier. If the supply contract is terminated, the balance outstanding under the revolving credit arrangement, which currently is approximately $3.4 million, would become payable according to its terms over the approximately 120 day period following termination of the supply contract. This change could also result in Fuji ultimately requiring redemption of the Amended Series G Stock (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The Company is seeking amendment or waiver of the covenants. The bank has also prohibited principal payments on the note payable to Fuji of $1.9 million beyond March 31, 2001. Future principal payments on the Fuji note may not occur until covenant compliance is achieved, or December 31, 2001, whichever is later.

The Company has taken significant steps in the last six months to reduce expenses, including the closure or sale of seven company stores and other corporate headcount and cost reductions.

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's ability to obtain satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company obtaining an amendment or waiver from the bank concerning its financial covenants or the bank refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's ability to generate sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations as they become due, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for an increased deferred tax valuation allowance and the classification of all of the primary bank debt and capitalized lease obligations as current.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Moto Photo, Inc. and Subsidiaries for the year ended December 31, 2000.

B. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

C. Supplemental Noncash Investing and Financing Cash Flow Information

There were no significant noncash items in the first quarter of 2001. Noncash items in the first quarter of 2000 included $220,144 of capital expenditures resulting from entering into capitalized leases and trade-in of equipment.

D. Segment Information

Three Months Ended March 31, 2001

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 19,863	$ 2,655,874	$ 985,551	$2,723,885	$6,385,173

Depreciation	425	299,459	2,929	2,332	305,145

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(93,477)	(901,967)	661,858	(184,880)	(518,466)

Identifiable segment assets	53,380	9,417,334	749,033	2,377,269	12,597,016

Capital expenditures	-	186,073	-	-	186,073

Three Months Ended March 31, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$50,750	$3,073,908	$1,053,003	$3,104,246	$7,281,907

Depreciation	879	300,999	2,993	1,497	306,368

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(165,675)	(956,900)	656,513	(228,174)	(694,236)

Identifiable segment assets	47,067	10,431,959	714,472	3,546,171	14,739,669

Capital expenditures	-	356,255	-	-	356,255

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
REVENUE
Total sales and other revenue for reportable segments	$6,385,173	$7,281,907
Interest income	43,412	71,864
	$6,428,585	$7,353,771

  Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended March 31, 2001
Depreciation and amortization	$ 305,145	$ 49,604	$ 354,749
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(518,466)	(103,993)	(622,459)
Identifiable segment assets	12,597,016	2,025,768	14,622,784
Capital expenditures	186,073	-	186,073

Three Months Ended March 31, 2000
Depreciation and amortization	$ 306,368	$ 64,108	$ 370,476
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(694,236)	(146,005)	(840,241)
Identifiable segment assets	14,739,669	5,132,833	19,872,502
Capital expenditures	356,255	10,549	366,804

E. Loss Per Share Data

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated.
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

Net loss applicable to common shares	$ (819,141)	$ (721,645)

Reconciliation of shares:
Weighted average common share outstanding	7,794,714	7,734,203
Effect of dilutive stock options and other common stock equivalents	-	-
Weighted average common shares assuming dilution	7,794,714	7,734,203

Basic loss per share	$ (0.11)	$ (0.09)

Diluted loss per share	$ (0.11)	$ (0.09)

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Results of Operations First Quarter 2001 vs. First Quarter 2000

The Company reported a net loss of $622,459, or a loss per common share, basic and diluted, of $.11 for the first quarter 2001, compared to a net loss of $546,241, or a loss per common share, basic and diluted, of $.09 for the first quarter 2000. Per share calculations are made after provision for preferred dividend requirements. The dividend requirement is an imputed amount, and no cash payments are required. Because the Company's common share price is approximately $0.11, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

The loss before income taxes improved by $218,000, or 26%, primarily due to a decrease in selling, general and administrative expenses of $233,000 and a decrease in advertising expenses of $153,000 that more than offset the reduction in sales and margin.

Development segment revenue decreased by $31,000 in 2001 compared to 2000, primarily due to a reduction in supplier contributions for new store openings. The Company transferred or renewed five franchises in the first quarter of 2001, compared to two transfers in the first quarter of 2000. Development segment operating contribution increased by $72,000 during the first quarter of 2001 as compared to the same period in 2000, primarily attributable to decreases in advertising and sales material costs.

Company store revenue was down $418,000, or 14%, in 2001 compared to 2000, primarily due to $272,000 in decreased revenue from the closure or sale of nine company stores in 2000 and early 2001 and a 6% comparable store sales decline attributable to a reduction in rolls processed. This was partially offset by the opening of four new stores in early 2000 that continue their sales ramp-up. Comparable stores are those stores that have been open for both the entire 2000 and 2001 periods. In addition, one store was being relocated during the first quarter 2001 and experienced a 53% sales decrease for the quarter. The store has since re-opened and sales are improving.

Company store segment operating contribution improved by $55,000 in 2001 compared to 2000. Of this, $100,000 was from the closure or sale of under-performing stores and $114,000 was from reductions in store and allocated overhead. These improvements were partially offset by increased operating losses of $170,000 in comparable stores, caused by lower sales and decreased margin rates.

Royalty and advertising revenue decreased $67,000, or 6%, in 2001 compared to 2000 due to a decline of approximately 3% in comparable store franchise sales and to a decrease of approximately 3% in collections of previously unrecognized royalty revenue. Segment operating profit contribution improved by $5,000 in 2001 compared to 2000, primarily due to reduced allocations of overhead and reduced segment costs that were partially offset by reduced revenue.

Wholesale revenue decreased by $380,000, or 12%, in 2001 compared to 2000. Approximately 45% of this decrease was due to a price reduction of approximately 10% taken April 1, 2000 on photographic paper. Approximately 25% of the decrease resulted from the 3% decline in comparable store franchisee sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. Wholesale segment operating contribution improved by $43,000 due to lower operating expenses and allocations of corporate overhead, partially offset by lower margins.

In 2001, selling, general and administrative expense decreased $233,000, or 16%, from the same period in the prior year, primarily due to the Company's previously-announced expense reductions and an increased focus on cost containment at all levels of the Company.

Advertising expense decreased by $153,000 in 2001 as compared to 2000, primarily due to decreased store and franchise development advertising.

Interest expense decreased $40,000, or 26%, in 2001 compared to 2000, primarily due to reduced average bank borrowings of approximately 28%. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased in 2001 due to lower notes receivable and cash balances.

Liquidity and Capital Resources

Net cash utilized in operating activities improved by approximately $2.3 million in 2001 compared to 2000, largely because the Company reduced its accounts payable by approximately $1.8 million less than in 2000 and increased collections of receivables in 2001 compared to 2000.

In 2001, net cash utilized in investing activities was $131,000, as compared to net cash provided by investing activities of $356,000 in 2000. Decreases in collections of notes receivable of $438,000 and an increase of $39,000 in cash purchases of property and equipment were primarily responsible for the difference.

Net cash utilized in financing activities decreased by $204,000 in 2001 compared to 2000, primarily due to pre-payments of principal during 2000 and payments of $613,000 on the revolving credit agreement, partially offset by a reduction of long-term borrowings by $366,000.

Working capital deficit as of March 31, 2001 increased by approximately $3 million due to the classification of all primary bank long-term debt and capitalized lease obligations as current because the Company is not in compliance with certain financial covenants with its primary bank, even though it remains current with its bank payment obligations. The bank has the right to accelerate repayments of the bank debt and lease obligations as a result of this non-compliance; however, the bank has not given notice of any intent to accelerate these payments. The Company is seeking amendment or waiver of the covenants. The bank has also prohibited principal payments on the note payable to Fuji of $1.9 million beyond March 31, 2001. Future principal payments on the Fuji note may not occur until covenant compliance is achieved, or December 31, 2001, whichever is later. The Company believes the nature of the business allows it to operate with little or no working capital in a situation where debt payments are not accelerated.

The Company's material capital commitments consist primarily of long-term debt and lease obligations. Funds for repaying these commitments are anticipated to be generated primarily from operations, working capital and other sources in future years. If the Company were not able to generate sufficient funds to repay these commitments as they become due, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company was successful, existing shareholders could suffer dilution.

The Company has $10,000,000 of Amended Series G Stock outstanding which the holder may require the Company to redeem commencing in 2003 or earlier with the occurrence of a redemption event ("Redemption Event"). These shares can be redeemed only by an exchange for common shares or from the proceeds of an equity offering. A Redemption Event includes, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji, default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. If the Amended Series G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 90% of the Company's outstanding common stock following such redemption. The Company is uncertain at this time how the Amended Series G Stock will be retired. (See Note I to the Consolidated Financial Statements, "Item 1. Business - Supply Contract and Amended Series G Preferred Stock" and "Item 12. Security Ownership of Certain Beneficial Owners and Management - Potential Future Change in Control" in the Company's annual report on Form 10-K for the year ended December 31, 2000.)

Market Risk

There have been no significant changes in market risk since December 31, 2000.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

(a) On May 3, 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under a Loan and Security Agreement between the Company and the bank. The Company is current on all of its obligations to the bank; loans and leases from the bank total approximately $4.7 million. Although it had the right to do so, the bank did not accelerate the payments due it; however, it did prohibit the Company from making principal payments under its $1.9 million term note to Fuji after March 31, 2001 and until the later of December 31, 2001 or when covenant compliance is achieved, as permitted under the terms of a Lien Subordination Agreement among Fuji, the bank, and the Company. (See "Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.)

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits: See Exhibit Index immediately preceding exhibits.
  Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: May 22, 2001

EXHIBIT INDEX

Copies of the following documents are filed as exhibits to this report:

No. Description

*10.1 Amended Employment Agreement dated as of January 26, 2001, between

Moto Photo, Inc. and Lloyd F. Noland (Incorporated by Reference to Exhibit

10.31 to Form 10-K dated May 21, 2001)

* Indicates compensatory plan