Form 10-Q
period 2001-06-30
MOTO PHOTO INC
filed 2001-08-14
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

As of August 10, 2001:

7,826,564 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2001 and December 31, 2000

Consolidated Statements of Operations - Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements - June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature
Part I. Financial Information
Item 1. Financial Statements
Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash	$ 1,477,291	$ 1,504,233
Accounts receivable, less allowances of $788,000
in 2001 and $822,000 in 2000	2,643,464	3,475,782
Notes receivable, less allowances of $53,000
in 2001 and $41,000 in 2000	179,000	190,669
Inventory	1,812,142	1,875,500
Income taxes receivable	-	240,784
Deferred club costs	139,927	160,305
Prepaid expenses	99,058	218,817
Total current assets	6,350,882	7,666,090

Property and equipment, net	4,632,915	4,955,205

Other assets:
Notes receivable, less allowances of $1,615,000
in 2001 and $1,861,000 in 2000	607,684	671,282
Cost of franchises and contract acquired	69,279	86,424
Goodwill, net	3,211,614	3,282,415
Other assets	743,667	754,470
Total assets	$ 15,616,041	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	June 30,	December 31,
	2001	2000
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,262,679	$ 1,628,098
Accrued payroll and benefits	683,710	964,735
Accrued expenses	711,890	888,314
Deferred club revenue	288,874	275,231
Current portion of long-term obligations	9,629,000	5,644,600
Other	120,680	132,580
Total current liabilities	12,696,833	9,533,558

Long-term debt	794,136	5,272,046
Capitalized leases	37,147	19,058
Total liabilities	13,528,116	14,824,662

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred
shares, 1,000,000 shares issued and outstanding
with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000:
Issued and outstanding shares - 7,884,565
in 2001 and 2000	78,845	78,845
Treasury stock, at par (58,001 shares in 2001
and 101,551 shares in 2000, at par)	(580)	(1,016)
Paid-in capital	7,225,453	6,818,059
Accumulated deficit subsequent to June 30, 1991	(5,225,793)	(4,314,664)
Total stockholders' equity	2,087,925	2,591,224
Total liabilities and stockholders' equity	$ 15,616,041	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues

Sales and other revenue	$8,362,467	$9,500,081	$14,747,640	$16,781,988
Interest income	23,158	37,882	66,570	109,746
	8,385,625	9,537,963	14,814,210	16,891,734

Expenses

Cost of sales and operating expenses	6,370,563	7,160,450	11,592,220	13,082,120
Selling, general, and administrative expenses	1,232,577	1,527,332	2,417,575	2,945,701
Advertising expense	213,416	422,582	389,875	752,416
Depreciation and amortization	349,798	375,259	704,547	745,735
Interest expense	108,865	134,406	222,046	288,069
	8,275,219	9,620,029	15,326,263	17,814,041

Income (loss) before income taxes	110,406	(82,066)	(512,053)	(922,307)

Income tax benefit	-	29,000	-	323,000
Net income (loss)	110,406	(53,066)	(512,053)	(599,307)

Dividend requirement on preferred shares	(202,394)	(180,498)	(399,076)	(355,902)
Net loss applicable to common shares	$(91,988)	$(233,564)	$(911,129)	$(955,209)

Net loss per common share: Basic	$ (.01)	$ (.03)	$ (.12)	$ (.12)
Diluted	$ (.01)	$ (.03)	$ (.12)	$ (.12)

Weighted average shares outstanding: Basic and diluted	7,818,235	7,738,529	7,806,539	7,733,971

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2001	2000
Operating activities
Net loss	$ (512,053)	$ (599,307)
Adjustments to reconcile net cash provided by (utilized in) operating activities:
Depreciation and amortization	704,547	745,735
Provision for losses on inventory and receivables	229,110	122,682
Notes receivable increases as a result of franchise activities	(23,115)	(15,000)
Loss on disposition of assets	2,057	-
Noncash directors fees expense	8,754	30,422
Increase (decrease) resulting from changes in:
Income tax receivable	240,784	320,048
Accounts receivable	560,102	147,994
Inventory, prepaid expenses and deferred club costs	198,628	228,339
Accounts payable, accrued payroll, benefits and accrued expenses	(822,868)	(2,303,381)
Deferred revenue and other liabilities	1,743	(31,592)
Net cash provided by (utilized in) operating activities	587,689	(1,354,060)

Investing activities
Purchases of property and equipment	(237,011)	(262,675)
Payments received on notes receivable	146,355	700,985
Other assets	53	(5,498)
Net cash provided by (utilized in) investing activities	(90,603)	432,812

Financing activities
Proceeds from long-term debt	-	292,806
Principal payments on long-term debt and capital
lease obligations	(524,028)	(2,627,931)
Purchase of common shares for treasury stock	-	(20,393)
Contributed capital	-	1,413
Net cash utilized in financing activities	(524,028)	(2,354,105)

Decrease in cash	(26,942)	(3,275,353)
Cash at beginning of period	1,504,233	3,953,375
Cash at end of period	$ 1,477,291	$ 678,022
See accompanying notes

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2001

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been derived from the unaudited accounting records of the Company and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates (i.e., June 30 vs. July 1 for the second quarter 2001), except for the fourth quarter that ends on December 31. The differences in ending dates are immaterial.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations, assuming the Company's debt payments are not accelerated. However, to maintain sufficient liquidity in the event of a downturn in Company performance beyond current expectations, the Company elected in April 2001 to suspend its quarterly principal payments to Fuji Photo Film U.S.A., Inc. ("Fuji") on a $1.9 million promissory note. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank has the right to accelerate payments of the bank debt and lease obligations, which at June 30, 2001 totaled $4.7 million; however, the bank has not given notice of any intent to accelerate these payments. The Company is seeking amendment or waiver of these covenants. While there is a default, an agreement between Fuji and the bank prohibits principal payments on the $1.9 million note payable to Fuji without the permission of the bank.

The Company has taken significant steps to reduce expenses in 2001, including the closure or sale of seven company stores and other corporate headcount and cost reductions.

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's ability to obtain satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company's obtaining an amendment or waiver from the bank concerning its financial covenants or the bank refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's ability to generate sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations as they become due, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for an increased deferred tax valuation allowance and the classification of all of the primary bank debt and capitalized lease obligations as current.

For further information, see the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Moto Photo, Inc. and Subsidiaries for the year ended December 31, 2000.

  Subsequent Events

On August 13, 2001 the Company signed an agreement, effective September 17, 2001, with Eastman Kodak Company for Kodak to become the Company's primary supplier of photographic paper, chemistry, film and related products.

The Company also gave notice to Fuji Photo Film U.S.A., Inc. ("Fuji") that the Company was terminating its primary supply contract with Fuji, effective September 17, 2001. Under the terms of the Company's Amended Series G Preferred Stock ("the Amended Series G Stock"), all of which is held by Fuji, termination of the supply contract for any reason other than default by Fuji gives rise to a Redemption Event. A Redemption Event gives Fuji the right, after appropriate cure periods, to require the Company to redeem the Amended Series G Stock. These shares can be redeemed only by an exchange for common shares or from the proceeds of an equity offering. If the Amended Series G Stock is redeemed in shares of common stock, at recent market prices Fuji would acquire in excess of 90% of the outstanding common shares of the Company. Fuji will be able to exercise this right six months after the effective date of the termination of the supply contract. If Fuji requests redemption and redemption is not effected, Fuji has the right, until all of the shares of Amended Series G Preferred Stock are redeemed or the Redemption Event is cured, to elect a majority of the Board of Directors.

See "Item 2. Management's Discussion and Analysis - Liquidity and Capital Resources" included elsewhere in this report.

C. Reclassification

Certain amounts from the prior period have been reclassified to conform to the current period presentation.

D. Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if potential impairment situations arise during interim periods). Separate intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, with no limits on the maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions contained in SFAS 142 will have on future results of operations and financial position.

E. Supplemental Noncash Investing and Financing Cash Flow Information

Noncash items in the first half of 2001 included $48,607 of capital expenditures from entering into capitalized leases as compared to $400,129 of capital expenditures from entering into capitalized leases and trade-in of equipment in the first half of 2000.

F. Segment Information

Three Months Ended June 30, 2001

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ (1,250)	$3,473,226	$1,141,774	$3,748,717	$8,362,467

Depreciation and amortization	353	298,196	2,878	(227)	301,200

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(92,601)	(468,580)	806,769	(92,972)	152,616

Capital expenditures	-	98,539	-	-	98,539

Three Months Ended June 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$75,046	$3,820,183	$1,238,582	$4,366,270	$9,500,081

Depreciation and amortization	762	310,299	2,993	1,273	315,327

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(161,973)	(548,660)	801,924	(25,636)	65,655

Capital expenditures	-	252,918	-	-	252,918

Six Months Ended June 30, 2001
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$18,613	$6,129,100	$2,127,325	$6,472,602	$14,747,640

Depreciation and amortization	778	597,655	5,807	2,105	606,345

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(186,078)	(1,370,547)	1,468,627	(277,852)	(365,850)

Identifiable segment assets	43,219	9,256,116	669,064	2,810,230	12,778,629

Capital expenditures	-	284,612	-	-	284,612

F. Segment Information (continued)

Six Months Ended June 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$125,796	$6,894,091	$2,291,585	$7,470,516	$16,781,988

Depreciation and amortization	1,641	611,298	5,986	2,770	621,695

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(327,648)	(1,505,560)	1,458,437	(253,810)	(628,581)

Identifiable segment assets	85,628	10,418,131	678,284	3,572,545	14,754,588

Capital expenditures	-	609,173	-	-	609,173

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2001	2000	2001	2000
Total sales and other revenue for reportable segments	$8,362,467	$9,500,081	$14,747,640	$16,781,988
Interest income	23,158	37,882	66,570	109,746
Total consolidated revenue	$8,385,625	$9,537,963	$14,814,210	$16,891,734

F. Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended June 30, 2001
Depreciation and amortization	$301,200	$48,598	$349,798
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	152,616	(42,210)	110,406
Capital expenditures	98,539	1,006	99,545

Three Months Ended June 30, 2000
Depreciation and amortization	$315,327	$59,932	$375,259
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	65,655	(147,721)	(82,066)
Capital expenditures	252,918	43,082	296,000

Six Months Ended June 30, 2001
Depreciation and amortization	$606,345	$98,202	$704,547
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(365,850)	(146,203)	(512,053)
Identifiable segment assets	12,778,629	2,837,412	15,616,041
Capital expenditures	284,612	1,006	285,618

Six Months Ended June 30, 2000
Depreciation and amortization	$621,695	$124,040	$745,735
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(628,581)	(293,726)	(922,307)
Identifiable segment assets	14,754,588	4,512,914	19,267,502
Capital expenditures	609,173	53,631	662,804

G. Loss Per Share Data

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated.

Three Months Ended Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net loss applicable to common shares	$ (91,988)	$ (233,564)	$ (911,129)	$ (955,209)

Reconciliation of shares:
Weighted average common shares outstanding	7,818,235	7,738,529	7,806,539	7,733,971
Effect of dilutive stock options and other common stock equivalents	-	-	-	-
Weighted average common shares assuming dilution	7,818,235	7,738,529	7,806,539	7,733,971
Basic and diluted loss per share	$ (.01)	$ (.03)	$ (.12)	$ (.12)

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Going Concern

See Note A to the financial statements for information concerning the Company's ability to continue as a going concern.

Results of Operations - Second Quarter 2001 vs. Second Quarter 2000

The Company reported a pre-tax and net income of $110,406, or a loss per common share, basic and diluted, of $0.01 for the second quarter 2001, compared to a pre-tax loss of $82,066 and a net loss of $53,066, or a loss per common share, basic and diluted, of $0.03 for the second quarter 2001. Calculations for loss per common share are made after provision for preferred dividend requirements, which is an imputed amount requiring no cash payments. Because the Company's common share price is approximately $0.13, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by approximately $76,000 in 2001 compared to 2000 due to the Company transferring one franchise in the second quarter of 2001, compared to selling seven and transferring or renewing three in the second quarter of 2000. Development segment operating contribution improved by approximately $69,000 during the second quarter of 2001 as compared to the same period in 2000, primarily attributable to decreases in advertising and sales material costs.

Company store revenue decreased approximately $347,000, or 9%, in 2001 compared to 2000, primarily due to approximately $320,000 in decreased revenue from the closure or sale of nine company stores in 2000 and early 2001 and a 1.5% comparable store sales decline primarily attributable to a reduction in rolls processed. This was partially offset by the opening of four new stores in early 2000 that continue their sales ramp-up. Comparable stores are those stores that have been open for both the entire 2000 and 2001 periods.

Company store segment operating contribution improved by approximately $80,000 in 2001 compared to 2000. Of this, approximately $58,000 was from the closure or sale of under-performing stores, approximately $30,000 from improved operating contribution from new or relocated stores, and $31,000 from reductions in store and allocated overhead. These improvements were partially offset by decreased operating income of approximately $46,000 in comparable stores on the lower revenue.

Royalties and advertising revenue decreased approximately $97,000, or 8%, in 2001 compared to 2000 due to a decline of approximately 3% in comparable store franchisee sales and to a decrease of approximately 5% in collections of previously estimated royalty revenue. Segment operating profit contribution improved by approximately $5,000 in 2001 compared to 2000, primarily due to reduced segment operating costs and reduced allocations of overhead that were partially offset by reduced revenue.

Wholesale revenue decreased by approximately $618,000, or 14%, in 2001 compared to 2000. Approximately 21% of the decrease resulted from the 3% decline in comparable store franchisee sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. This was primarily due to lower market prices for photographic paper and the Company not being able to meet the lower prices. The Company anticipates it will be able to correct this trend, and perhaps reverse it, due to the new supply agreement with Eastman Kodak Company (see Note B). Wholesale segment operating contribution decreased by approximately $67,000 due to lower margins, partially offset by lower operating expenses and allocations of corporate overhead.

In 2001, selling, general and administrative expenses decreased $295,000, or 19%, from the same period in the prior year, primarily due to the Company's previously announced expense reductions and an increased focus on cost containment at all levels of the Company.

Advertising expense decreased by $209,000 in 2001 as compared to 2000, primarily due to decreased store and franchise development advertising.

Interest expense decreased by approximately $26,000, or 19%, in 2001 compared to 2000, primarily due to reduced average bank borrowings of approximately 11% and reduced interest rates on variable rate debt. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased in 2001 due to lower notes receivable and cash balances.

Results of Operations - First Six Months of 2001 vs. First Six Months of 2000

Pre-tax and net loss for the first six months of 2001 was $512,053, or a loss per common share, basic and diluted, of $0.12, while the pre-tax loss for the first six months of 2000 was $922,307 and the net loss was $599,307, or a loss per common share, basic and diluted, of $0.12. Calculations for loss per common share are made after provision for preferred dividend requirements, which is an imputed amount requiring no cash payments. Because the Company's common share price is approximately $0.13, certain securities, if they become dilutive, could have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by approximately $107,000 in 2001 compared to 2000, primarily due to the Company transferring or renewing six franchises in the first half of 2001, compared to selling seven franchises and transferring or renewing five franchises in the first half of 2000. Development segment operating contribution improved by approximately $142,000 during the first half of 2001 as compared to the same period in 2000, primarily attributable to decreases in advertising and sales material costs.

Company store revenue decreased approximately $765,000, or 11%, in 2001 compared to 2000, primarily due to approximately $592,000 in decreased revenue from the closure or sale of nine company stores in 2000 and early 2001 and a 3.5% comparable store sales decline attributable to a reduction in rolls processed. This was partially offset by the opening of four new stores in early 2000 that continue their sales ramp-up. Comparable stores are those stores that have been open for both the entire 2000 and 2001 periods.

Company store segment operating contribution improved by $135,000 in 2001 compared to 2000. Of this, $162,000 was from the closure or sale of under-performing stores, approximately $36,000 from improved operating contribution from new or relocated stores and approximately $153,000 was from reductions in store and allocated overhead. These improvements were partially offset by increased operating losses of $216,000 in comparable stores, caused by lower sales and decreased margin rates.

Royalties and advertising revenue decreased approximately $164,000, or 7%, in 2001 compared to 2000 due to a decline of approximately 3% in comparable store franchisee sales and to a decrease of approximately 4% in collections of previously estimated royalty revenue. Segment operating profit contribution improved by approximately $10,000 in 2001 compared to 2000, primarily due to reduced allocations of overhead and reduced segment costs that were partially offset by reduced revenue.

Wholesale revenue decreased by $998,000, or 13%, in 2001 compared to 2000. Approximately 18% of this decrease was due to a price reduction of approximately 10% taken April 1, 2000 on photographic paper. Approximately 23% of the decrease resulted from the approximately 3% decline in comparable store franchisee sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. This was primarily due to lower market prices for photographic paper and the Company not being able to meet the lower prices. The Company anticipates it will be able to correct this trend, and perhaps reverse it, due to the new supply agreement with Eastman Kodak Company (see Note B). Wholesale segment operating contribution decreased by approximately $24,000 due to lower margins, partially offset by lower operating expenses and allocations of corporate overhead.

In 2001, selling, general and administrative expense decreased $528,000, or 18%, from the same period in the prior year, primarily due to the Company's previously announced expense reductions and an increased focus on cost containment at all levels of the Company.

Advertising expense decreased by $363,000 in 2001 as compared to 2000, primarily due to decreased store and franchise development advertising.

Interest expense decreased approximately $66,000, or 23%, in 2001 compared to 2000, primarily due to reduced average bank borrowings of approximately 16% and reduced interest rates on variable rate debt. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased in 2001 due to lower notes receivable and cash balances.

Liquidity and Capital Resources

Net cash from operating activities improved by approximately $1.9 million in 2001 compared to 2000, largely because the Company reduced its accounts payable by approximately $1.7 million less than in 2000 and increased collections of receivables in 2001 compared to 2000.

In 2001, net cash utilized in investing activities was $91,000, as compared to net cash provided by investing activities of $433,000 in 2000. Decreases in collections of notes receivable of $555,000 and in cash purchases of property and equipment of $39,000 were primarily responsible for the difference.

Net cash utilized in financing activities decreased by $1.8 million in 2001 compared to 2000, primarily due to pre-payments of principal during 2000 and payments of $230,000 on the revolving credit agreement, partially offset by a reduction of long-term borrowings by $293,000.

Working capital was reduced by approximately $2.9 million as of June 30, 2001 and approximately $3.1 million as of December 31, 2000 due to the classification of all primary bank long-term debt and capitalized lease obligations as current because the Company is not in compliance with certain financial covenants with its primary bank, even though it remains current with its bank payment obligations. At June 30, 2001, the Company's total indebtedness to its primary bank was $4.7 million. The bank has the right to accelerate payments of the bank debt and lease obligations as a result of this non-compliance; however, the bank has not given notice of any intent to accelerate these payments. The Company is seeking amendment or waiver of these covenants. While there is a default, the agreement between Fuji and the bank prohibits principal payments on the $1.9 million note payable to Fuji without the permission of the bank. The Company believes the nature of the business allows it to operate with little or no working capital in a situation where debt payments are not accelerated.

Working capital was further reduced by approximately $3.8 million as of June 30, 2001 due to the classification as current of the revolving credit arrangement with Fuji, as this debt will become payable according to its terms over the approximately 120 day period following termination of the Fuji supply contract (see Note B). Credit arrangements under the Kodak supply agreement will fund some of this, and the Company is currently attempting to arrange substitute financing for the balance of the debt. There is no assurance these attempts will be successful.

The Company's material capital commitments consist primarily of bank debt, the revolving credit arrangement and note with Fuji, and lease obligations. Funds for repaying these commitments are anticipated to be generated primarily from operations, working capital, short-term lines of credit and other sources. If the Company was not able to generate sufficient funds to repay these commitments, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company was successful, existing shareholders could suffer dilution.

The Company has $10,000,000 of Amended Series G Preferred Stock outstanding which the holder may require the Company to redeem commencing in 2003 or earlier with the occurrence of a redemption event ("Redemption Event"). These shares can be redeemed only by an exchange for common shares or from the proceeds of an equity offering. A Redemption Event includes, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji (which will occur effective September 17, 2001 -- see Note B), default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended Series G Preferred Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended Series G Preferred Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. If the Amended Series G Preferred Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Assuming current market prices of the common stock being in effect around the redemption date, full redemption of the Amended Series G Preferred Stock in shares of common stock would result in Fuji having the right to receive common shares representing in excess of 90% of the Company's outstanding common stock following such redemption. The Company is uncertain at this time how the Amended Series G Preferred Stock will be retired.

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes", "assumes", "expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include, but are not limited to: ability to continue as a going concern, competitive pressures, technological changes affecting the Company's ability to compete, the ability to expand the Company's franchising operations, potential future change in control of the Company, new store development and expansion, decline in demand for the products and services offered, consumer acceptance of new programs and services, stability in market prices of key supply items, continuity of management, liquidity of the Company and franchise system, lender and supply relationships, economic conditions, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisees, the effect of severe weather or natural disasters, the continued availability of capital and financing at acceptable interest rates. For all of the foregoing reasons, actual results may vary materially from the forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk since December 31, 2000.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

(a) On May 3, 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under a Loan and Security Agreement between the Company and the bank. The Company is current on all of its obligations to the bank; loans and leases from the bank total approximately $4.7 million. Although it had the right to do so, the bank did not accelerate the payments due it. While there is a default, the agreement between Fuji and the bank prohibits principal payments on the $1.9 million note payable to Fuji without the permission of the bank.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On July 27, 2001, the Company held its annual meeting of shareholders.

(c) At the meeting the shareholders voted on the election of directors. The voting tabulation for each director is set next to his name.

Votes For Votes Withheld

Michael F. Adler 6,796,718 378,967

Frank W. Benson 6,799,168 376,517

D. Lee Carpenter 6,805,468 370,217

Leslie Charm 6,851,068 324,617

Dexter B. Dawes 6,850,968 324,717

Harry D. Loyle 7,018,923 156,762

David A. Mason 6,849,968 325,717

James F. Robeson 6,842,868 332,817

Item 5. Other Information.

On July 1, 2001, Lawrence P. Destro became Chief Executive Officer of the Company. Michael F.Adler, previously Chairman and Chief Executive Officer, will continue as Chairman of the Board of Directors. On July 27, 2001, following the annual meeting of shareholders, the Board of Directors voted to increase its size by one to nine members and elected Mr. Destro a director.

On or about November 1, 2001 the position of President and Chief Operating Officer, currently held by Frank M. Montano, will be consolidated under Mr. Destro who will also assume those responsibilities.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See Exhibit Index immediately preceding exhibits.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ David A. Mason

David A. Mason

Executive Vice President,

Treasurer, and Chief

Financial Officer

Date: August 14, 2001

EXHIBITS TO

FORM 10-Q

for the quarter ended

June 30, 2001

Copies of the following documents are filed as exhibits to this report:

No. Description

10.1* Employment Agreement dated as of June 28, 2001, between Moto Photo, Inc. and Lawrence P. Destro

__________________________

*Indicates management contract or compensatory plan.