Form 10-Q
period 2001-09-30
MOTO PHOTO INC
filed 2001-11-14
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

As of November 10, 2001:

7,852,480 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000

Consolidated Statements of Operations - Three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements - September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature
Part I. Financial Information
Item 1. Financial Statements
Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash	$ 1,542,923	$ 1,504,233
Accounts receivable, less allowances of $878,000
in 2001 and $822,000 in 2000	2,635,938	3,475,782
Notes receivable, less allowances of $53,000
in 2001 and $41,000 in 2000	179,000	190,669
Inventory	1,614,593	1,875,500
Income taxes receivable	-	240,784
Deferred club costs	145,000	160,305
Prepaid expenses	65,673	218,817
Total current assets	6,183,127	7,666,090

Property and equipment, net	4,345,323	4,955,205

Other assets:
Notes receivable, less allowances of $1,595,000
in 2001 and $1,861,000 in 2000	548,353	671,282
Cost of franchises and contract acquired	61,330	86,424
Goodwill, net	3,176,331	3,282,415
Other assets	737,101	754,470
Total assets	$ 15,051,565	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	September 30,	December 31,
	2001	2000
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 1,080,704	$ 1,628,098
Revolving credit arrangement (see Note C)	3,637,190	-
Accrued payroll and benefits	494,891	964,735
Accrued expenses	795,228	888,314
Deferred club revenue	309,790	275,231
Current portion of long-term obligations	5,497,000	5,644,600
Other	125,005	132,580
Total current liabilities	11,939,808	9,533,558

Long-term debt (see Note C)	542,300	5,272,046
Capitalized leases	75,240	19,058
Deferred income	645,454	-
Total liabilities	13,202,802	14,824,662

Stockholders' equity
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred
shares, 1,000,000 shares issued and outstanding
with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000:
Issued and outstanding shares - 7,884,565
in 2001 and 2000	78,845	78,845
Treasury stock, at par (32,085 shares in 2001
and 101,551 shares in 2000, at par)	(321)	(1,016)
Paid-in capital	7,436,316	6,818,059
Accumulated deficit subsequent to June 30, 1991	(5,676,077)	(4,314,664)
Total stockholders' equity	1,848,763	2,591,224
Total liabilities and stockholders' equity	$ 15,051,565	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues

Sales and other revenue	$ 8,056,385	$ 9,383,223	$ 22,804,025	$ 26,165,211
Interest income	38,564	57,347	105,134	167,093
	8,094,949	9,440,570	22,909,159	26,332,304

Expenses

Cost of sales and operating expenses	6,339,009	7,129,855	17,931,229	20,217,334
Selling, general, and administrative expenses	1,290,279	1,588,502	3,707,854	4,528,844
Advertising expense	237,405	307,105	627,280	1,059,521
Depreciation and amortization	360,031	391,699	1,064,578	1,137,434
Interest expense	110,238	122,066	332,284	410,135
	8,336,962	9,539,227	23,663,225	27,353,268

Loss before income taxes	(242,013)	(98,657)	(754,066)	(1,020,964)

Income tax benefit	-	34,000	-	357,000
Net loss	(242,013)	(64,657)	(754,066)	(663,964)

Dividend requirement on preferred shares	(208,271)	(185,738)	(607,347)	(541,640)
Net loss applicable to common shares	$ (450,284)	$(250,395)	$ (1,361,413)	$ (1,205,604)

Net loss per common share: Basic	$ (.06)	$ (.03)	$ (.17)	$ (.16)
Diluted	$ (.06)	$ (.03)	$ (.17)	$ (.16)

Weighted average shares outstanding: Basic and diluted	7,839,804	7,754,749	7,817,749	7,740,923

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2001	2000
Operating activities
Net loss	$ (754,066)	$ (663,964)
Adjustments to reconcile net cash provided by (utilized in) operating activities:
Depreciation and amortization	1,064,578	1,137,433
Provision for losses on inventory and receivables	314,915	257,726
Notes receivable increases as a result of franchise activities	(23,115)	(37,500)
Loss on disposition of assets	4,319	46,815
Noncash directors fees expense	11,605	40,122
Increase (decrease) resulting from changes in:
Income tax receivable	240,784	354,048
Accounts receivable	454,371	842,074
Inventory, prepaid expenses and deferred club costs	423,781	527,555
Accounts payable, accrued payroll, benefits and accrued expenses	(1,473,134)	(2,346,571)
Deferred revenue and other liabilities	672,438	(97,591)
Net cash provided by (utilized in) operating activities	936,476	(647,949)

Investing activities
Purchases of property and equipment	(216,077)	(361,034)
Payments received on notes receivable	233,846	789,624
Other assets	1,244	6,303
Net cash provided by investing activities	19,013	434,893

Financing activities
Proceeds from long-term debt	-	292,806
Principal payments on long-term debt and capital
lease obligations	(916,799)	(2,684,132)
Purchase of common shares for treasury stock	-	(20,393)
Contributed capital	-	1,413
Net cash utilized in financing activities	(916,799)	(2,410,306)

Increase (decrease) in cash	38,690	(2,623,362)
Cash at beginning of period	1,504,233	3,953,375
Cash at end of period	$ 1,542,923	$ 1,330,013
See accompanying notes

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2001

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been derived from the unaudited accounting records of Moto Photo, Inc. and its subsidiaries ("the Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates (i.e., September 29 vs. September 30 for the third quarter 2001), except for the fourth quarter, which ends on December 31. The differences in ending dates are immaterial.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations, assuming the Company's debt payments are not accelerated. However, to maintain sufficient liquidity in the event of a downturn in Company performance beyond current expectations, the Company elected in April 2001 to suspend its quarterly principal payments to Fuji Photo Film U.S.A., Inc. ("Fuji") on a $1.9 million promissory note. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank has the right to accelerate payments of the bank debt and lease obligations, which at September 30, 2001 totaled $4.0 million; however, the bank has not given notice of any intent to accelerate these payments. While there is non-compliance, an agreement between Fuji and the bank prohibits principal payments on the $1.9 million note payable to Fuji without the permission of the bank.

The Company has taken significant steps to reduce expenses in 2001, including the closure or sale of seven company stores and reductions in corporate personnel and other costs.

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's ability to obtain satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company's obtaining an amendment or waiver from the bank concerning its financial covenants or the bank's refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's ability to generate sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for an increased deferred tax valuation allowance and the classification of all of the primary bank debt and capitalized lease obligations as current.

For further information, see the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Moto Photo, Inc. and Subsidiaries for the year ended December 31, 2000.

  Subsequent Event

The Company announced on November 14, 2001 that, as one outcome of the Company's recent strategic planning meetings, the Company will begin to franchise many of its 38 company-owned stores. This will allow the Company to concentrate its attention on building the franchise brand, enhancing shareholder value, increasing liquidity and will lead to reduced costs over time. The Company plans to continue to operate a few stores in the Dayton area as test centers for new concepts and training. A small number of unprofitable stores will also be closed upon lease expiration or earlier. Franchising of the approximately 29 stores is anticipated to take up to two years, and will likely result in a substantial fourth quarter charge and negative stockholders' equity.

C. Supply Contract

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

Approximately $3.6 million due on the revolving credit arrangement related to the Fuji supply contract has been treated as current for the period ended September 30, 2001, as this debt will become payable according to its terms over the approximately 120 day period following termination of the Fuji supply contract. The amount appearing in long-term debt for the period ended December 31, 2000 was approximately $4.0 million. The Company has not paid amounts owed under the revolving credit arrangement according to its terms and is proposing extended payment terms that have not yet been accepted by Fuji. The Company is currently making timely payments within revised credit terms on new Fuji trade payables.

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

F. Supplemental Noncash Investing and Financing Cash Flow Information

Noncash items in the first nine months of 2001 included $95,636 of capital expenditures from entering into capitalized leases, as compared to $684,151 of capital expenditures from entering into capitalized leases and trade-in of equipment in the first nine months of 2000.

G. Segment Information

Three Months Ended September 30, 2001

	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 4,384	$3,393,077	$1,144,205	$3,514,719	$8,056,385

Depreciation and amortization	382	308,097	2,731	1,008	312,218

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(64,875)	(738,717)	817,793	(182,321)	(168,120)

Capital expenditures	-	26,095	-	-	26,095

Three Months Ended September 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$95,250	$3,851,502	$1,263,125	$4,173,346	$9,383,223

Depreciation and amortization	505	328,705	4,130	1,223	334,563

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(137,254)	(541,802)	834,967	(103,851)	52,060

Capital expenditures	-	348,297	-	-	348,297

Nine Months Ended September 30, 2001
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$22,997	$9,522,177	$3,271,530	$9,987,321	$22,804,025

Depreciation and amortization	1,160	905,752	8,538	3,113	918,563

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(250,953)	(2,109,264)	2,286,420	(460,173)	(533,970)

Identifiable segment assets	25,273	8,887,077	596,813	2,743,787	12,252,950

Capital expenditures	-	310,707	-	-	310,707

G. Segment Information (continued)

Nine Months Ended September 30, 2000
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 221,046	$10,745,593	$3,554,710	$11,643,862	$26,165,211

Depreciation and amortization	2,146	940,003	10,116	3,993	956,258

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(464,902)	(2,047,362)	2,293,404	(357,661)	(576,521)

Identifiable segment assets	66,316	10,461,305	686,238	2,999,314	14,213,173

Capital expenditures	-	957,470	-	-	957,470

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2001	2000	2001	2000
Total sales and other revenue for reportable segments	$8,056,385	$9,383,223	$22,804,025	$26,165,211
Interest income	38,564	57,347	105,134	167,093
Total consolidated revenue	$8,094,949	$9,440,570	$22,909,159	$26,332,304

G. Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended September 30, 2001
Depreciation and amortization	$312,218	$47,813	$360,031
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(168,120)	(73,893)	(242,013)
Capital expenditures	26,095	-	26,095

Three Months Ended September 30, 2000
Depreciation and amortization	$334,563	$57,136	$391,699
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	52,060	(150,717)	(98,657)
Capital expenditures	348,297	34,084	382,381

Nine Months Ended September 30, 2001
Depreciation and amortization	$918,563	$146,015	$1,064,578
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(533,970)	(220,096)	(754,066)
Identifiable segment assets	12,252,950	2,798,615	15,051,565
Capital expenditures	310,707	1,006	311,713

Nine Months Ended September 30, 2000
Depreciation and amortization	$956,258	$181,176	$1,137,434
Operating segment contribution prior to
Interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income before taxes	(576,521)	(444,443)	(1,020,964)
Identifiable segment assets	14,213,173	5,149,169	19,362,342
Capital expenditures	957,470	87,715	1,045,185

H. Loss Per Share Data

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated.

Three Months Ended Nine Months Ended

September 30, September 30,
	2001	2000	2001	2000

Net loss applicable to common shares	$ (450,284)	$ (250,395)	$ (1,361,413)	$ (1,205,604)

Reconciliation of shares:
Weighted average common shares outstanding	7,839,804	7,754,749	7,817,749	7,740,923
Effect of dilutive stock options and other common stock equivalents	-	-	-	-
Weighted average common shares assuming dilution	7,839,804	7,754,749	7,817,749	7,740,923
Basic and diluted loss per share	$ (.06)	$ (.03)	$ (.17)	$ (.16)

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

Going Concern

See Note A to the financial statements for information concerning the Company's ability to continue as a going concern.

Results of Operations - Third Quarter 2001 vs. Third Quarter 2000

The Company reported a pre-tax and net loss of $242,013, or a loss per common share, basic and diluted, of $.06 for the third quarter 2001, compared to a pre-tax loss of $98,657 and a net loss of $64,657, or a loss per common share, basic and diluted, of $.03 for the third quarter 2000. Calculations for loss per common share are made after provision for preferred dividend requirements, which is an imputed amount requiring no cash payments. Because the Company's common share price trades at approximately $.09, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by approximately $91,000 in 2001 compared to 2000 because the Company transferred one franchise in the third quarter of 2001, whereas it sold four and transferred or renewed three franchises in the third quarter of 2000. Development segment operating contribution improved by approximately $72,000 during the third quarter of 2001 as compared to the same period in 2000, primarily attributable to decreases in advertising, sales material costs and payroll.

Company store revenue decreased approximately $458,000, or 12%, in 2001 compared to 2000, primarily due to approximately $280,000 in decreased revenue from the closure or sale of nine company stores in 2000 and early 2001 and a 5.5% comparable store sales decline primarily attributable to a reduction in rolls processed. This was partially offset by the opening of four new stores in early 2000 that continue their sales ramp-up. Comparable stores are those stores that have been open for both the entire 2000 and 2001 periods.

Company store segment operating contribution decreased by approximately $197,000 in 2001 compared to 2000. This was primarily due to approximately $276,000 in decreased operating income from the lower revenue in comparable stores and approximately $42,000 in reduced operating contribution from new or relocated stores, partially offset by the impact of the closure or sale of under-performing stores and reductions in store and allocated overhead.

Royalties and advertising revenue decreased approximately $119,000, or 9%, in 2001 compared to 2000 due to a decline of approximately 3% in comparable franchised store sales and to a decrease of approximately 3% in collections of previously estimated royalty revenue. Segment operating profit contribution decreased by approximately $17,000 in 2001 compared to 2000, primarily due to reduced revenue that was partially offset by improved segment operating costs and reduced overhead allocations.

Wholesale revenue decreased by approximately $659,000, or 16%, in 2001 compared to 2000. Approximately 20% of the decrease resulted from the 3% decline in comparable franchised store sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. This was primarily due to lower market prices for photographic paper and the Company's not being able to meet the lower prices. The Company anticipates it will be able to correct this trend due to the new supply agreement with Eastman Kodak Company (see Note C). Wholesale segment operating contribution decreased by approximately $78,000 due to the lower sales, partially offset by improved operating expenses and reduced allocations of corporate overhead.

In 2001, selling, general and administrative expenses decreased $299,000, or 19%, from the same period in the prior year, primarily due to the Company's previously announced expense reductions and an increased focus on cost containment at all levels of the Company.

Advertising expense decreased by $70,000 in 2001 as compared to 2000, primarily due to decreased store and franchise development advertising.

Interest expense decreased by approximately $12,000, or 10%, in 2001 compared to 2000, primarily due to a reduction of approximately 6% in average bank borrowings and reduced interest rates on variable rate debt. Interest income, which is primarily from notes receivable and temporary investments of cash, decreased in 2001 due to reduced interest rates and lower notes receivable and cash balances.

Results of Operations - First Nine Months of 2001 vs. First Nine Months of 2000

Pre-tax and net loss for the first nine months of 2001 was $754,066, or a loss per common share, basic and diluted, of $0.17, while the pre-tax loss for the first nine months of 2000 was $1,020,964 and the net loss was $663,964, or a loss per common share, basic and diluted, of $0.16. Calculations for loss per common share are made after provision for preferred dividend requirements, which is an imputed amount requiring no cash payments. Because the Company's common share price trades at approximately $0.09, certain securities, if they become dilutive, could have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by approximately $198,000 in 2001 compared to 2000, primarily because the Company transferred or renewed eleven franchises in the first nine months of 2001, whereas it sold eleven franchises and transferred or renewed nine franchises in the first nine months of 2000. Development segment operating contribution improved by approximately $214,000 during the first half of 2001 as compared to the same period in 2000, primarily attributable to decreases in advertising and sales material costs.

Company store revenue decreased approximately $1,223,000, or 11%, in 2001 compared to 2000, primarily due to approximately $874,000 in decreased revenue from the closure or sale of nine company stores in 2000 and early 2001 and a 4.2% comparable store sales decline primarily attributable to a reduction in rolls processed. This was partially offset by the opening of four new stores in early 2000 that continue their sales ramp-up. Comparable stores are those stores that have been open for both the entire 2000 and 2001 periods.

Company store segment operating contribution decreased $62,000 in 2001 compared to 2000. This was due to approximately $492,000 in increased operating losses in comparable stores that were primarily caused by lower sales, partially offset by the impact of the closure or sale of under-performing stores and by reductions in store and allocated overhead.

Royalties and advertising revenue decreased approximately $283,000, or 8%, in 2001 compared to 2000 due to a decline of approximately 3% in comparable franchised store sales and to a decrease of approximately 4% in collections of previously estimated royalty revenue. Segment operating profit contribution decreased by approximately $7,000 in 2001 compared to 2000, primarily due to decreased revenue that was partially offset by reduced allocations of overhead and improved segment costs.

Wholesale revenue decreased by $1,657,000, or 14%, in 2001 compared to 2000. Approximately 11% of this decrease was due to a price reduction of approximately 10% taken April 1, 2000 on photographic paper. Approximately 20% of the decrease resulted from the approximately 3% decline in comparable franchised store sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. This was primarily due to lower market prices for photographic paper and the Company's not being able to meet the lower prices. The Company anticipates it will be able to correct this trend due to the new supply agreement with Eastman Kodak Company (see Note C). Wholesale segment operating contribution decreased by approximately $103,000 due to lower sales, partially offset by lower operating expenses and allocations of corporate overhead.

In 2001, selling, general and administrative expense decreased $821,000, or 18%, from the same period in the prior year, primarily due to the Company's previously announced expense reductions and an increased focus on cost containment at all levels of the Company.

Advertising expense decreased by $432,000 in 2001 as compared to 2000, primarily due to decreased store and franchise development advertising.

Interest expense decreased approximately $78,000, or 19%, in 2001 compared to 2000, primarily due to a reduction of approximately 14% in average bank borrowings and reduced interest rates on variable rate debt. Interest income, which is primarily from notes receivable and temporary investments of cash, decreased in 2001 due to reduced interest rates and lower notes receivable and cash balances.

Liquidity and Capital Resources

Net cash from operating activities improved by approximately $1.6 million in 2001 compared to 2000, largely because the Company reduced its accounts payable by approximately $1.0 million less than in 2000 and received deferred vendor and landlord income of approximately $675,000 in 2001 compared to 2000.

In 2001, net cash provided by investing activities was $19,000, as compared to $435,000 in 2000. A decrease in collections of notes receivable of $556,000 was partially offset by a decrease in cash purchases of property and equipment of $145,000.

Net cash utilized in financing activities decreased by $1.5 million in 2001 compared to 2000, primarily due to pre-payments of bank principal during 2000 and bank restrictions in 2001 on principal payments to Fuji on a $1.9 million note, partially offset by a reduction in long-term borrowings of $293,000.

Working capital was reduced by approximately $2.7 million as of September 30, 2001 and approximately $3.1 million as of December 31, 2000 due to the classification of all primary bank long-term debt and capitalized lease obligations as current because the Company is not in compliance with certain financial covenants with its primary bank, even though it remains current with its bank payment obligations. At September 30, 2001, the Company's total indebtedness to its primary bank was $4.0 million. The bank has the right to accelerate payments of the bank debt and lease obligations as a result of this non-compliance; however, the bank has not given notice of any intent to accelerate these payments. While there is non-compliance, an agreement between Fuji and the bank prohibits principal payments on the $1.9 million note payable to Fuji without the permission of the bank. The Company believes the nature of the business allows it to operate with little or no working capital in a situation where debt payments are not accelerated.

Working capital was further reduced by approximately $3.6 million as of September 30, 2001 due to the reclassification to accounts payable of the revolving credit arrangement with Fuji, as this debt will become payable according to its terms over the approximately 120 day period following termination of the Fuji supply contract (see Note C). Credit arrangements under the Kodak supply agreement will fund some of this. The Company is currently negotiating to arrange an acceptable payment plan with Fuji for the balance of the trade and note payables. There is no assurance these negotiations will be successful.

The Company's material capital commitments consist primarily of bank debt, the note with Fuji and lease obligations. Funds for repaying these commitments are anticipated to be generated primarily from operations, working capital and other sources, including the franchising of company stores (see Note B). If the Company were not able to generate sufficient funds to repay these commitments as they become due, the Company would need to renegotiate payment terms or raise additional capital. There is no assurance the Company could do so, and even if the Company were successful in raising additional capital, existing shareholders could suffer dilution.

The Company has $10,000,000 of Amended Series G Preferred Stock ("Amended G Stock") outstanding which the holder may require the Company to redeem commencing in 2003 or earlier with the occurrence of a redemption event ("Redemption Event"). Fuji currently holds all of the Amended G Stock. These shares can be redeemed only by an exchange for common shares or from the proceeds of an equity offering. A Redemption Event includes, after appropriate cure periods, failure by the Company to meet certain requirements under a supply contract with Fuji or termination of the supply contract other than as a result of default by Fuji (which occurred effective September 17, 2001 -- see Note C to the Consolidated Financial Statements included elsewhere in this report), default by the Company under certain other agreements between the Company and Fuji, the termination of involvement in the day-to-day management of the Company of either Michael F. Adler or David A. Mason if the Company does not replace him or them, within a specified period, with an executive reasonably acceptable to Fuji, a change in control of the Company, the Company's bankruptcy or insolvency, or failure by the Company to meet its obligations under other indebtedness in excess of $100,000. If the Company fails to tender the requisite cash or common stock in order to redeem all of the Amended G Stock upon request by Fuji following the occurrence of a Redemption Event, Fuji has the right, until all of the shares of Amended G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. If the Amended G Stock is redeemed in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding, such redemption could result in Fuji's acquiring control of the Company. Assuming current market prices of the common stock being in effect around the redemption date, full redemption of the Amended G Stock in shares of common stock would result in Fuji's having the right to receive common shares representing in excess of 90% of the Company's outstanding common stock following such redemption. The Company is uncertain at this time how the Amended G Stock will be retired.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

On July 1, 2001, Lawrence P. Destro became Chief Executive Officer of the Company. Michael F. Adler, previously Chairman and Chief Executive Officer, will continue as Chairman of the Board of Directors. On July 27, 2001, following the annual meeting of shareholders, the Board of Directors voted to increase its size by one to nine members and elected Mr. Destro a director. On November 1, 2001 Mr. Destro also assumed the position of President of the Company.

Michael F. Adler, previously Chairman and Chief Executive Officer, will continue as Chairman of the Board of Directors but, as previously announced, will retire as of the end of 2001. Also, David A. Mason resigned his positions as the Company's Executive Vice President and Chief Financial Officer effective September 17, 2001, and, as previously announced, will retire as of the end of 2001. Mr. Mason will continue as a director of the Company.

Effective September 17, 2001, the Company signed an agreement with Eastman Kodak Company for Kodak to become the Company's primary supplier of photographic paper, chemistry, film and related products, while simultaneously terminating the Fuji supply contract (see Note C to the Consolidated Financial Statements).

The Company announced on November 14, 2001 that, as one outcome of the Company's recent strategic planning meetings, the Company will begin to franchise many of its 38 company-owned stores. This will allow the Company to concentrate its attention on building the franchise brand, enhancing shareholder value, increasing liquidity and will lead to reduced costs over time. The Company plans to continue to operate a few stores in the Dayton area as test centers for new concepts and training. A small number of unprofitable stores will also be closed upon lease expiration or earlier. Franchising of the approximately 29 stores is anticipated to take up to two years, and will likely result in a substantial fourth quarter charge and negative stockholders' equity.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See Exhibit Index immediately preceding exhibits.

  Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ Alfred E. Lefeld

Alfred E. Lefeld

Vice President, Chief Financial

Officer and Treasurer

Date: November 14, 2001

EXHIBITS TO

FORM 10-Q

for the quarter ended

September 30, 2001

Copies of the following documents are filed as exhibits to this report:

No. Description

10.1 Supply contract dated as of September 17, 2001, between Eastman Kodak Company and Moto Photo, Inc.

__________________________

*Indicates management contract or compensatory plan.