Form 10-K
period 2001-12-31
MOTO PHOTO INC
filed 2002-04-01
CIK 704508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

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

$520,228 in Voting Common Stock

as of March 15, 2002

(last actual transaction price)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of March 15, 2002:

8,227,389 shares of Voting Common

0 shares of Non-Voting Common

DOCUMENTS INCORPORATED BY REFERENCE

None

MOTO PHOTO, INC.

FORM 10-K

For the year ended December 31, 2001

TABLE OF CONTENTS

PART I *

ITEM 1. BUSINESS *

General *

Developments in 2001 *

Operating Segments *

Development *

Competition *

Trade Names, Service Marks and Logo Types *

Regulation *

Royalty and Advertising *

Wholesale *

Company Stores *

The Business as a Whole *

Seasonality *

Employees *

Amended Series G Preferred Stock and Fuji Relationship *

Supply Contract *

Competition *

Expansion Plans *

Development of the System in 2001 *

Summary of Store Development *

ITEM 2. PROPERTIES *

ITEM 3. LEGAL PROCEEDINGS *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *

PART II *

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS *

ITEM 6. SELECTED FINANCIAL DATA *

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS *

General *

Market Risk *

Results of Operations 2001 vs. 2000 *

Results of Operations 2000 vs. 1999 *

Liquidity and Capital Resources *

Forward Looking Statements *

Risk Factors *

The Company's ability to continue as a going concern is uncertain. *

Fuji could assume control of the Company. *

The Company encounters significant competition in the photo processing market. *

The Company's business may be adversely affected by new technology. *

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *

PART IV. *

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K *

MOTO PHOTO, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

Moto Photo, Inc., together with its subsidiaries ("the Company"), is engaged in the franchising and ownership of stores offering one-hour photo processing services, portrait, and related imaging services and merchandise under the trade name and service mark "MOTOPHOTO".

The Company was incorporated as an Oklahoma corporation on July 29, 1981 and was reincorporated under Delaware law in 1983.

Developments in 2001

The Company had key changes in senior management during 2001. Effective July 1, 2001, Lawrence P. Destro became the Chief Executive Officer of the Company, and on November 1, 2001, also became President. Mr. Destro came to the Company from an almost 20-year career in the quick service restaurant industry, most recently, as President of an international business where he was responsible for 4,000 stores in 50 countries. On September 17, 2001, Alfred E. Lefeld was promoted to Chief Financial Officer and Treasurer. He has been with the Company approximately eight years, most recently as Vice President and Controller. Certain other senior management positions were eliminated or consolidated. Michael F. Adler, formerly Chief Executive Officer, and David A. Mason, formerly Executive Vice President--Finance, both retired as officers, but will continue as directors and consultants to the Company. Mr. Adler also continues as Chairman of the Board of Directors.

During 2001, the Company changed its primary supplier of photo processing paper and chemicals. On September 17, 2001, the Company terminated its supply contract with Fuji Photo Film U.S.A., Inc. ("Fuji") following Fuji's refusal to renegotiate contract prices as permitted under the supply contract. Also on September 17, 2001, the Company signed a supply contract with Eastman Kodak Company ("Kodak") for photo processing paper, chemicals, film, and batteries. See "Item 1 - Business - Supply Contract" elsewhere in this report.

During fall of 2001, the Company developed a strategic plan for 2002 and 2003 to increase brand awareness, to improve the system's core competencies, and to develop new services and products with potential to significantly drive sales and profits. As part of this strategy, the Company also announced its intention to franchise, sell or close most of its company stores. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

Operating Segments

The operating segments of the Company's business are Development, Royalty and Advertising, Wholesale, and Company Stores. Development markets the Company's franchise and recruits franchisees. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses. Company Stores operates retail photo processing and portrait stores owned by the Company. See Note S to the Consolidated Financial Statements of the Company included elsewhere in this Report for information concerning the revenue, profit contribution or loss, and assets of each operating segment.

Development

The Company offers franchises for stores which provide one-hour photo processing, portraiture, and sales of related imaging services and merchandise under the trade name and service mark "MOTOPHOTO". See "Business - Trade Names, Service Marks and Logo Types." The Company, as franchisor, licenses to the franchisee such trade name and service mark and other proprietary names and marks. The franchisee has the right to use such trade names and service marks in an exclusive territory, the size of which varies based on factors including the size of the market and the location of the store. The Company offers a franchise agreement for a single store.

The Company offers franchises in the United States through area developers and Company personnel, who generate leads through advertising, brokers, referrals, and the Internet. At December 31, 2001, the Company had a total of ten area developers covering twenty-three states and the District of Columbia. An area developer receives a portion of the initial franchise fee as compensation for the recruitment of a franchisee in its area and for providing assistance in opening the store. The area developer also receives a portion of the royalty paid to the Company by franchised stores in its area (including the area developer's own stores) and a portion of any transfer fee paid, as compensation for performing training, marketing, quality control and other services which would otherwise be performed by the Company. For the year ended December 31, 2001, Company personnel accounted for seven new franchises and area developers accounted for one. Area developers also assist in finding buyers for existing stores; during 2001, twelve franchises were transferred to new owners.

The Company receives initial franchise fees for new franchises of up to $35,000; it offers a discounted franchise fee for each additional store opened by an existing franchisee. Beginning in 2002, the Company also offers a discounted franchise fee if the franchisee agrees to purchase photo processing paper and chemicals from the Company during the initial ten-year term of the franchise agreement.

During 2001, the Company continued to offer financing for new franchises through the MotoPhoto QuickStart(SM) financing program which began in 1998. Nine franchised stores and eleven company stores previously opened using QuickStart financing; however, no stores opened using this financing during 2001 and four of these stores have closed. Under this program, a third party lender offered financing which enabled franchisees to open a MOTOPHOTO store for a much smaller initial cash investment than a franchisee who used traditional financing methods would have. Financing was provided by The Provident Bank, Fuji guaranteed the franchisees' obligations under the financing arrangements, and the Company agreed to reimburse Fuji for half of any payments made under the guarantee. The program was terminated in December 2001.

The Company targets for conversion into the Company's franchise system independently operated stores offering one-hour photo processing services that meet the Company's criteria for location and have an acceptable operating history. The Company has developed certain programs and incentives described below that are intended to encourage such "conversion franchises."

The Company is continuing its program of financing incentives intended to increase the number of conversion franchises. The Company's initial franchise fee for conversion franchises is $10,000. The Company will subsidize up to $5,000 of the cost of converting the store to the MOTOPHOTO store design ("the Store Design Allowance") by giving the franchisee credits against wholesale purchases from the Company. In addition, the Company will, on a quarterly basis, credit six percent of the conversion franchisee's first year net retail sales against its purchases from the Company of film, photo processing paper, and chemistry, provided the franchisee signs a three-year agreement to purchase such items from the Company. The credit will be applied only to the extent that purchases exceed the credits due the franchisee for the Store Design Allowance.

In addition to the MotoPhoto QuickStart(SM) program, the Company has arranged in the past and may in the future arrange for financing of portions of the initial investment for franchisees through third parties, which the Company may be required to guarantee in whole or in part.

The Company believes that the "going concern" comment of the auditor's report on the Company's audited financial statements for 2001 and 2000 (see Note C to the Consolidated Financial Statements of the Company included elsewhere in this report) and the significant initial investment cost for opening a MOTOPHOTO store have adversely affected the Company's ability to sell franchises. The Company is working on ways to lower the initial investment cost and to increase the profitability of MOTOPHOTO stores to make MOTOPHOTO franchises more attractive as business opportunities. In 2002, the initial investment cost for a franchise has been lowered by approximately $74,000 to approximately $255,000 as a result of the franchise fee discount for paper and chemistry and of the lower cost for new photo processing equipment. However, until the Company has improved its financial condition, its ability to sell franchises may continue to be adversely affected.

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

Trade Names, Service Marks and Logo Types

The Company owns no patents. The Company's principal service marks "MOTO-PHOTO", "ONE HOUR MOTOPHOTO", "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO", and "CLUBMOTO" are registered on the principal register of the United States Patent and Trademark Office. New stores operate under the mark "MOTOPHOTO"; older stores operate under the marks "ONE HOUR MOTOPHOTO", and "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO". In addition, the Company has registered other secondary principal service marks. The initial period of registration is for twenty years and registration is renewable so long as the Company is using the marks. The marks "MOTO PHOTO", "MOTO-PHOTO", "MOTOPHOTO", and/or "moto-photo" plus design also are registered in Australia, Belgium, Canada, France, Germany, Italy, Luxembourg, the Netherlands, Norway, and the United Kingdom. In addition, the Company has registered the mark "ONE HOUR MOTOPHOTO" in Canada and Mexico and the mark "ONE HOUR MOTOPHOTO & PORTRAIT STUDIO" in Mexico. The initial period of registration varies among the countries. These registrations are renewable at the Company's option regardless of usage but if the marks are not used, the registrations are subject to expungement upon challenge by a third party. The Company's trade names and marks are licensed to franchisees under franchise agreement provisions strictly regulating their use.

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

Royalty and Advertising

The Company provides to franchisees operation, management, and marketing programs and systems and other services designed to promote the business of the franchisee. The Company develops advertising materials for its franchisees which promote the franchisee's business and build goodwill and name recognition for the "MOTOPHOTO" trade name and service mark and other proprietary names and marks of the Company. In turn, management believes such advertisement and promotion expands the Company's base of prospects for recruiting new franchisees.

The Company also has devoted substantial efforts to the development of detailed operations and management guidelines and standards for stores. These guidelines and standards deal with, among other things, technical operations, store design, marketing, portraiture, and merchandising. These guidelines and standards are proprietary information belonging to the Company and are made available for use by a franchisee of the Company so long as the franchisee operates its store pursuant to the terms of the franchise agreement. The Company has developed these guidelines and standards, as well as other training and operational materials, and makes them available to its franchisees in written form, through computer-based training, and through its intranet for franchisees, which has become its primary method of communication and ongoing guidance for franchisees.

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

Generally, the franchise agreements are for a period of ten years and are renewable at the option of the franchisee if certain conditions are met. Franchise agreements for most franchises do not give franchisees a unilateral right to terminate. However, sixteen stores are operated under older agreements that allow the franchisee to terminate the agreement on three months prior notice. Franchises are transferable only with the prior approval of the Company. Except in limited circumstances, the Company charges a transfer fee of $5,250 for transfers of franchises sold through March 2001 and $7,500 for transfers of franchises sold after March 2001.

Under the form of franchise agreement for new franchises, the Company receives a royalty of 6% of the franchisee's net retail sales and 3% of net wholesale sales. The franchise agreement requires franchisees to expend for advertising or contribute to their local advertising cooperative an amount of at least 5.5% of net retail sales. In addition, franchisees are required to pay to the Company 0.5% of net retail sales for advertising development.

Management of the Company believes that relations with franchisees are generally satisfactory.

Wholesale

The franchisee is required to purchase MOTOPHOTO private label film, private label one-time-use cameras and certain start-up advertising materials from the Company. The franchisee generally is not required to purchase other supplies or equipment from the Company but is required to purchase or lease supplies and equipment in accordance with certain specifications in order to maintain the quality and integrity of the franchise. The Company is a distributor to franchisees of photo processing paper, chemistry, promotional materials and other items and, at the present time, is the sole approved supplier of certain photo packaging materials and point of sale materials. Beginning in 2002, the Company is offering a discounted initial franchise fee to franchisees who agree to purchase photo processing paper and chemistry from the Company during the initial ten-year term of the franchise agreement. In addition, it offers certain credits to conversion franchisees against their purchases from the Company of film, photo processing paper, and chemistry, provided the franchisees sign a three-year agreement to purchase such items from the Company.

The Company has negotiated arrangements with a number of suppliers that provide favorable pricing to the Company's franchisees on supplies and equipment. In return for providing services for certain suppliers, the Company may receive as compensation a rebate or commission on certain products and equipment sold directly to its franchisees by those suppliers. See also "The Business as a Whole - Supply Contract " below.

Company Stores

At December 31, 2001, the Company had 32 company stores in operation compared to 42 at year-end 2000. In November 2001, the Company announced its intention to franchise, sell, or close all company stores except those in the Dayton, Ohio market, which it will retain as testing and research sites. In accordance with this decision, the Company franchised six stores in December 2001 and closed two stores in late 2001. The Company closed a total of four stores in 2001. In early 2002, the Company closed three stores and sold two stores as independents in a market the Company is exiting. The Company will continue to offer the remaining Company stores for sale or evaluate for closure.

The Business as a Whole

Seasonality

Seasonal demand in the photo processing industry is at its greatest during the Christmas season and in the summer and at its lowest during the winter following the Christmas season. Demand for photo processing services during spring and fall is fairly equal.

Employees

As of March 19, 2002, the Company had 315 employees, 139 of whom were employed part-time. None of the Company's employees is represented by labor unions. The Company believes its relationship with its employees is good.

Amended Series G Preferred Stock and Fuji Relationship

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

Fuji may also require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event"), including the termination of a supply contract between Fuji and the Company for any reason other than default by Fuji. In April 2001, the Company requested that Fuji renegotiate prices with the Company, as permitted under the supply contract. Fuji failed to do so and, on September 17, 2001, the Company terminated the supply contract with Fuji, although Fuji remains a vendor to the Company. This termination, after a six-month cure period, is a Redemption Event which permits Fuji, to require the Company to redeem the Amended Series G Stock.

If Fuji requests redemption of the Amended Series G Stock, the Company may redeem by offering at its option the requisite cash or common stock. If redemption were to occur in shares of common stock, depending on the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji's having the right to receive common shares representing approximately 95% of the Company's outstanding stock following such redemption. If the Company fails to give notice of redemption of all of the Amended Series G Stock upon request by Fuji, Fuji would have the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

The Company currently has 21,772,611 authorized but unissued shares of voting common stock, which would be insufficient at current share prices to redeem all shares of the Amended Series G Stock should Fuji request redemption. In such case, the Company would have to seek shareholder authorization of additional shares of common stock.

The Company has a $1.9 million note with Fuji, as well as accounts payable as of December 31, 2001 of approximately $3.2 million, subject to reduction for certain claims. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, of which approximately $0.7 million was past due at December 31, 2001, on its accounts payable, of which approximately $2.0 million was past due at December 31, 2001, and on the terms of the Amended Series G Stock. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its monthly payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful (see Note H to the Consolidated Financial Statements). The Company continues to explore various possibilities to negotiate a resolution of the Fuji relationship that would enhance shareholder value.

Supply Contract

On September 17, 2001, as noted above, the Company terminated its supply contract with Fuji and signed a three-year contract with Eastman Kodak Company ("Kodak") for the purchase of photo processing paper, film, and batteries. The Company has agreed to purchase 100 million square feet of photo processing paper from Kodak over three years; if the Company does not meet its purchase requirement, the contract will be extended for another year. The Company believes that, at current purchasing levels, it will be able to meet the purchase commitment within the four-year period. In addition, the Company has agreed to purchase at least one million rolls of film and/or one-time-use cameras from Kodak each year during the term of the supply contract; if the Company fails to do so, Kodak has the right to increase film prices. Purchases from Kodak will be made primarily for resale to franchisees.

In addition, the Company purchases photo processing supplies from several other vendors.

Competition

The Company is the largest franchisor of one-hour photo processing franchises in the United States, based on number of franchises. However, competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. There is pervasive competition in the provision of photo processing services, particularly through the increasing number of one-hour labs in drug stores and other mass merchants, and also through other channels of distribution, such as specialty stores and photographic chains, large retail stores, the Internet, and mail order. The Company's competitors are many individuals and companies, some of which are large and established and have substantially greater resources than those of the Company. The Company competes in the marketplace in securing attractive locations for the opening of one-hour photo processing stores, in selling one-hour photo processing and related products and services, and in attracting franchisees for one-hour photo processing stores. The success of the Company depends on the success of the Company's franchises.

Principal competitive factors in the industry are convenience, price, quality of service, quality of product, and timeliness. Centralized photo processors can offer their services at significantly lower prices than those of the Company and its franchisees, although the customer may wait several days for photo processing. The Company's one-hour concept provides the market with more timely service than centralized photo processors. In addition, personnel at MOTOPHOTO stores are trained to offer a high level of customer service, including the ability to advise customers on picture-taking and on the array of imaging services offered at the stores. The Company maintains quality control standards intended to assure that the quality of one-hour processing is at least comparable to other methods of photo processing.

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

The photo processing industry in which the Company operates is continuing to introduce new products and services, such as digital imaging services and products both through retail stores and through the internet. The Company has introduced, and will continue to introduce, these products and services into its franchised and company stores as the markets for these products demonstrate commercial viability.

The Company does not have exclusive right to the use of the photo processing equipment, which is available from several manufacturers. To the Company's knowledge, no manufacturers currently offer exclusive rights to the use of their equipment or are anticipated to offer such rights in the future.

Expansion Plans

The Company is planning to expand its offerings of services and products as quickly as commercially practicable in order to reinforce its market position in the rapidly changing retail photo processing industry. The Company has developed a strategic plan for 2002 and 2003 to increase brand awareness, to improve the system's core competencies, and to develop new services and products with potential to significantly drive sales and profits.

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

During 2002, the Company will continue to offer new franchises and to seek to convert profitable existing independent stores to MOTOPHOTO stores. The Company is also devoting increased efforts to developing and implementing operations and training programs to improve the profitability of franchised stores and to assisting in the transfer to new owners of under-performing stores in good locations. In addition, the Company will seek to promote growth of the system through alliance opportunities with other firms.

Development of the System in 2001

During 2001, the Company granted eight new franchises, while twenty-seven franchises were canceled or terminated, for a net decrease of nineteen franchises in the United States.

The number of stores in Canada declined overall during 2001. The Company's master franchisor for Canada, CIS Franchising, Limited, granted one new franchise, while four franchises were canceled or terminated, for a net decrease of three international franchises. In 2001, all foreign source revenue represented less than 1% of total revenue.

During 2001, the Company opened no new company stores, franchised seven company stores, acquired one franchised store, and closed four under-performing stores. The Company has announced its intention to franchise, sell, or close all of its company stores except those in the Dayton, Ohio market, which it will retain as testing and research sites. It will continue during 2002 to emphasize development of the system through franchised stores.

Summary of Store Development

Set forth below is a summary of the store development of the Company in the United States and abroad during 2000 and 2001:

	2001			2000
	U.S.	Int'l.	Total	U.S.	Int'l.	Total

Stores Open at Beginning of Year	331	38	369	332	87	419

New Stores Opened	-	1	1	17	2	19
Conversions	1	-	1	3	-	3
Terminations or Non-Renewals	30	4	34	21	4	25
Expiration of Norway affiliate program	-	-	-	-	47	47

Stores Open at End of Year	302	35	337	331	38	369

Company Stores Open at End of Year	32	-	32	42	-	42
Franchised Stores Open at End of Year (a)	270	35	305	289	38	327

Stores Under Development at End of Year (b)	10	-	10	13	1	14

(a) As of December 31, 2001, a total of 209 franchisees owned the 270 franchised stores in the United States.

(b) Stores under development represent those for which franchise agreements have been signed but which have not yet opened. There is no assurance that these stores will open.

As indicated in the chart above, a number of franchises were terminated or failed to renew in 2000 and 2001. Reasons for terminated franchises relate to franchise management, failure to follow system requirements, market conditions, location, sales of stores, and other factors typically affecting franchisee operations.

Set forth below is the geographical location of the stores in operation at December 31, 2001:

Arizona	10	Kentucky	5	Oklahoma	21
California	22	Maryland	18	Pennsylvania	7
Colorado	17	Maine	1	Rhode Island	1
Connecticut	11	Massachusetts	9	Tennessee	6
Florida	3	Michigan	6	Texas	5
Georgia	4	North Carolina	1	Utah	4
Illinois	22	New Jersey	47	Virginia	25
Indiana	2	New York	15	Wisconsin	3
Kansas	2	Ohio	23

		District of Columbia 12

		Canada 35

ITEM 2. PROPERTIES

The Company's corporate offices are located at 4444 Lake Center Drive, Dayton, Ohio 45426. Such offices, which have approximately 33,000 square feet on approximately 2.4 acres of land, have been leased by the Company, pursuant to a lease providing for rent of $20,327 per month through June 2004 and $22,374 from July 2004 through June 2009. There are two five-year renewal options on the lease. These offices are leased from a partnership controlled by certain officers and/or directors of the Company. In 1998, at the direction of the Audit Committee of the Board of Directors, an independent appraisal was made of rental value for comparable business properties in the Dayton, Ohio area. Based on this appraisal, the Audit Committee believes that, at the time the lease was negotiated, the terms of the lease were no less favorable to the Company than terms that could have been obtained from unaffiliated third parties. The Company has also leased additional warehouse space from a third party away from the primary offices.

Management of the Company believes these facilities are generally adequate for its current operations. In addition, management of the Company believes it will be able to secure additional facilities if needed.

In connection with the resale of stores acquired by it, the Company assigns or subleases to the franchisee the lease for the store premises. In addition, in certain instances, the Company has secured a lease for rental space and then assigned the lease to a franchisee. The Company is currently the lessee or assignee of the leases for approximately ten MOTOPHOTO stores, which have in turn been assigned to franchisees, and two stores which have been sold out of the system. In addition, at December 31, 2001, the Company was the lessee or assignee of the leases for 32 company stores.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of its security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only shares of common stock that the Company has issued are Voting Common. At March 18, 2002, there were approximately 617 record holders and approximately 1,077 beneficial holders of the Company's Voting Common. On October 31, 2000, the Company's Voting Common was removed from trading on the Nasdaq Small Cap Market(SM) because it had failed to meet Nasdaq's minimum bid price requirements for continued inclusion. The Voting Common immediately began trading on the OTC Bulletin Board under the symbol "MOTO."

The following table sets forth for the periods indicated the range of high and low last actual transaction prices for the Company's Voting Common, as reported by the Nasdaq Small-Cap Market(SM) for periods through October 30, 2000, and on the OTC Bulletin Board after that date. The stock prices shown do not include mark-ups, markdowns, and commissions.

		Voting Common Price
		High	Low

2000:
	First Quarter	$ 1.38	$ 0.75
	Second Quarter	1.13	0.69
	Third Quarter	1.13	0.44
	Fourth Quarter	0.97	0.28

2001:
	First Quarter	$ 0.41	$ 0.19
	Second Quarter	0.25	0.11
	Third Quarter	0.20	0.08
	Fourth Quarter	0.11	0.04

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company is set forth below

Years Ended December 31
	2001	2000	1999	1998	1997

Revenue	$ 30,589,227	$ 36,450,935	$ 37,061,455	$ 37,664,183	$ 42,148,727

Net Income (Loss)	$ (8,966,538)	$ (3,200,661)	$ 1,653,543	$ 1,690,253	$ 1,703,535

Net Income (Loss) Applicable
to Common Shares	$ (9,788,203)	$ (3,933,433)	$ 1,388,432	$ 1,415,691	$ 1,420,707

Net Income (Loss) Per Common Share
Basic	$ (1.25)	$ (.51)	$ .18	$ .18	$ .18
Diluted	$ (1.25)	$ (.51)	$ .12	$ .18	$ .18

Working Capital (Deficit)	$ (7,262,570)	$ (1,867,468)	$ 4,238,962	$ 3,383,017	$ 3,112,852

Stockholders' Equity (Deficit)	$ (6,360,932)	$ 2,591,224	$ 5,756,792	$ 4,920,906	$ 3,771,156

Long-Term Obligations	$ 350,672	$ 5,291,104	$ 10,037,325	$ 9,064,001	$ 9,783,805

Total Assets	$ 7,703,224	$ 17,415,886	$ 24,084,018	$ 22,171,661	$ 21,369,261

Common Shares Outstanding (1)	7,830,477	7,747,567	7,814,063	7,816,165	7,793,905

Number of Stores Open: North America	337	369	372	383	407
Norway (2)	-	-	47	44	26

(1) Weighted-Average Common Shares Outstanding - Basic

(2) Affiliate store program in Norway was allowed to expire in 2000

The Company has never paid a cash dividend on its common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

During fall of 2001, the Company developed a strategic plan for 2002 and 2003 to increase brand awareness, to improve the system's core competencies, to develop new services and products with potential to significantly drive franchisee sales and profits, and to eliminate all non-value-added costs. The Company's goal is to expand its store concept to significantly increase the average annual sales per store, while reducing the initial investment cost for new franchises. The primary areas of focus on expanding the store concept will be portraiture, additions to the Company's digital capabilities and selection of convenience-related merchandise. Improved franchisee training and support, in conjunction with more effective customer communications, primarily in-store, about the broad range of imaging services and products the Company makes available to customers, should support achieving this goal. During 2001, the Company reduced its estimated franchise initial investment cost by approximately $74,000 to approximately $255,000, which should make new franchises a more attractive business opportunity.

As part of this focused strategy, the Company also announced its intention to franchise, sell or close most of its company stores. This will enable the Company to eliminate or redeploy corporate resources, reducing costs and improving franchisee support.

The Company also had key changes in senior management during 2001. Effective July 1, 2001, Lawrence P. Destro became the Chief Executive Officer of the Company, and on November 1, 2001, also became President. Mr. Destro came to the Company from an almost 20-year career in the quick service restaurant industry, most recently, as President of an international business where he was responsible for 4,000 stores in 50 countries. On September 17, 2001, Alfred E. Lefeld was promoted to Chief Financial Officer and Treasurer. He has been with the Company approximately eight years, most recently as Vice President and Controller. Certain other senior management positions were eliminated or consolidated.

The Company has developed a system of 337 operational stores at December 31, 2001 compared to 369 operational stores at December 31, 2000, a decrease of 8.7%. Systemwide store sales, which include sales by franchisees, were approximately $120,000,000 in 2001 compared to $129,000,000 in 2000, a decrease of 7.0%.

The Company believes that successful implementation of the above strategies will make its franchise investment opportunity more attractive to prospective franchise owners. This should lead to system growth through granting of new franchises and conversion of independent stores to franchise stores; however, due to the Company's uncertainties in its financial condition and the Fuji relationship, the Company has experienced difficulty in selling franchises and expanding the system.

The Company's experience suggests the more system stores in a local market, the better individual stores in that market perform. Therefore, growth in existing markets and opening new markets with multiple stores are important for the Company's long-range growth.

Competition in the photo processing industry in general, and the one-hour photo processing industry in particular, is intense. There is pervasive competition in the provision of photo processing services, particularly through the increasing number of one-hour labs in drug stores and other mass merchants, and also through other channels of distribution, such as specialty stores and photographic chains, large retail stores, the Internet, and mail order. The Company operates primarily in the specialty retail channel of the photo processing industry. See "Item 1. Business - Competition". There is a consolidation of photographic specialty retail outlets occurring and the Company estimates that the two largest chains, of which the Company is one, have approximately 20-25% of the U.S. specialty retail photo processing market. The Company estimates its share at approximately 8-9% of the U.S. stand-alone one-hour processing market.

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

Market Risk

The Company has market risk exposure to interest rates. At December 31, 2001, the Company has interest-bearing debt obligations that are subject to market risk exposure relating to changes in interest rates. At December 31, 2001, $46,968 of outstanding debt is at a fixed interest rate of 9.75% and $1,837,775 is at variable rates with a weighted-average rate of 5.6%. The estimated fair value of the Company's debt at December 31, 2001 is equal to its carrying amount.

The $1.9 million note payable to Fuji carries a fixed interest rate of 8.5%; however, the interest expense is reduced by supplier marketing allowances equal to the interest paid on this note.

The scheduled aggregate annual maturities of the Company's variable interest debt obligations for the five years subsequent to December 31, 2001 are as follows: $659,265, $659,265, $451,033, $68,212 and zero. However, the total variable interest debt obligation of $1,837,775 is classified as current on the consolidated balance sheet as of December 31, 2001, as the Company was not in compliance with certain bank debt covenants (see Note H to the Consolidated Financial Statements).

Foreign currency transactions are not material to the Company because transactions with the Company's suppliers are in U.S. dollars and the majority of the key supplier's manufacturing is currently done domestically. However, costs of certain photo processing equipment could be influenced by exchange rates. Foreign currency fluctuations can cause arbitrage opportunities between currencies, which can create pricing pressures on photographic supplies the Company sells to its franchisees. Responding to these situations could affect the profitability of the wholesale segment.

Results of Operations 2001 vs. 2000

The Company recorded a net loss of $8,966,538, or $1.25 loss per basic and diluted common share. This compared to a net loss of $3,200,661, or $0.51 loss per basic and diluted common share in 2000. All per share calculations are made after providing for preferred dividend accretion.

The results for operations include a charge of $6.6 million for restructuring as a result of the Company's decision in November 2001 to franchise or sell 33 of its company-owned stores and close four unprofitable company stores. The Company plans to operate a small number of stores in the Dayton, Ohio area as test centers for new concepts and training. The Company believes this decision will enable it to more sharply focus on supporting the franchisees. The Company franchised six of its company stores in December 2001, sold two company stores in February 2002, and closed the four unprofitable stores from November 2001 through January 2002. As company stores are franchised, sales and operating expenses from company owned stores would decrease, but royalty revenue would increase. Corporate and support overhead for company store operations would be reduced or redeployed elsewhere to support the franchise owners.

Development segment revenue decreased $288,000, or 87.8% in 2001 compared to 2000, primarily due to selling or transferring 20 franchises during 2001 at lower average fees compared to 39 franchises during 2000. The improvement of $252,000 in development segment operating profit contribution from 2000 was primarily due to reduced advertising and payroll-related costs, partially offset by the lower revenue. The Company anticipates having approximately 15 transfers in 2002, excluding the franchising of company stores. The franchising of company stores is not anticipated to generate development segment revenue as the Company does not charge a separate franchise fee for these transactions.

Company store revenue decreased $2,004,000, or 13.4% in 2001 compared to 2000. Revenue from company stores open during all of 2001 and 2000 decreased 5.4% from 2000, primarily from decreased number of rolls processed. In January 2001 the Company closed two unprofitable stores and sold one, while closing two unprofitable stores and franchising six in the fourth quarter of 2001. Two other unprofitable stores were closed and two stores were sold in early 2002. The Company opened four stores in early 2000 and closed one store in early 2000, one store in mid-year, and four in December 2000. The Company does not plan to open any company stores in 2002, and, as previously mentioned, plans to franchise, sell or close all but the Dayton, Ohio market.

Company store operating profit contribution prior to restructuring charges improved by $133,000 from 2000. This improvement is primarily attributable to the following: reduced district and allocated corporate expenses of approximately $438,000 and reduced operating losses due to closed stores of approximately $390,000, partially offset by lower comparable store margin of approximately $593,000 primarily due to lower sales.

Royalty and advertising revenue decreased $569,000, or 11.3%, in 2001 compared to 2000, due to approximately 8.5% fewer franchise stores and approximately 3.3% lower comparable store sales. Segment operating profit contribution decreased $250,000 from 2000, due to the reduced sales and partially offset by reduced overhead allocations and improved operating costs. The Company believes that royalty and advertising revenue for 2002 may decrease approximately 7% to 8% compared to 2001, as an expected decrease in comparable store royalty revenues of approximately 3%, coupled with fewer franchisees in the system, should be slightly offset by any additional royalty revenue from company stores that may be franchised.

Wholesale revenue decreased $2.9 million, or 18.3% in 2001 compared to 2000. Approximately 18% of this decrease is a result of a 3.3% decrease in comparable franchisee store sales. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. Wholesale segment operating contribution improved by $69,000 from 2000 due to reduced overhead allocations of approximately $405,000, decreased normal operating costs of approximately $157,000 and improved margin rates totaling approximately $130,000, that were partially offset by $497,000 from lower margin amounts associated with the reduced sales and by approximately $126,000 in incremental costs to convert franchisees to new supplies. In September 2001 the Company changed a key supplier. See "Item 1. Business - Supply Contract". The Company anticipates that wholesale revenue for 2002 will decrease 10% to 15%; however, improvement in operating expenses and margin rates should result in a higher operating segment contribution.

Selling, general and administrative expenses decreased by $1,010,000, or 13.9%, in 2001 compared to 2000. In 2001, the Company reduced corporate payroll and related expense by over $700,000 and legal expenses by approximately $180,000, while recording a charge for deferred executive compensation of approximately $845,000 for future payments to certain former executive officers for services rendered. In 2001 the Company charged to selling, general and administrative expenses approximately $63,000 for various asset disposals occurring prior to November 2001, while in 2000 the Company recorded a charge in selling, general and administrative expenses of approximately $800,000 related to asset write-downs, lease obligations and other costs associated with closing company stores. After the strategic restructuring announcement in November 2001, charges for estimated asset write-downs, lease obligations, selling, closing and severance costs have been reported in restructuring for 2001. See Note D to the Consolidated Financial Statements.

Advertising expense decreased $629,000, or 43.7%, for 2001 as compared to 2000 primarily due to $185,000 in lower store advertising as a result of a lower company store advertising percentage, $137,000 in reduced franchise development advertising, and $135,000 in lower store advertising from lower company store sales.

Depreciation and amortization expenses decreased $86,000, or 5.7%, for 2001 as compared to 2000, primarily due to a reduction in the number of company stores. Depreciation and amortization expense for 2002 is estimated to be approximately $250,000, as no depreciation or amortization expense will be recorded for the assets of any of the remaining 27 company stores held for sale as the assets have been reduced to estimated fair value.

Interest expense in 2001 decreased $121,000 from 2000, primarily because of lower interest rates on variable-rate debt and by lower levels of interest-bearing debt. Interest income, which is primarily from notes receivable and temporary investments of cash, decreased $93,000 in 2001 compared to 2000, primarily due to lower receivable balances and lower interest rates for invested cash.

Due to the uncertainty of the Company recovering any tax benefits generated from 2001 results, there was no income tax benefit or expense recorded for 2001. The valuation allowance was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits (see Note L to the Consolidated Financial Statements).

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

Income tax expense in 2000 was $996,000 compared to a tax benefit of $403,000 in 1999. The expense in 2000 was primarily due to an increase in the deferred tax valuation allowance to $3,540,000 to effectively eliminate from the consolidated balance sheet all deferred taxes, partially offset by the tax loss incurred in 2000. The valuation allowance was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits. See Note L to the Consolidated Financial Statements.

Liquidity and Capital Resources

This portion should be read in conjunction with Note C to the Consolidated Financial Statements, which addresses uncertainties about the Company's ability to continue as a going concern.

In 2001, the Company's net cash provided by operating activities was $2.1 million higher than in 2000. The reduction in accounts payable for 2001, net of the $3.2 million of accounts payable reclassified from long-term debt to accounts payable at December 31, 2001, was approximately $1.2 million less than for 2000 due to changing key vendor terms and decreased purchases. During 2001 the Company received a vendor advance, a federal tax refund and a landlord incentive totaling approximately $0.9 million, which the Company does not expect to receive during 2002. An increased focus on reducing wholesale inventory levels provided approximately $0.4 million. The Company generated positive cash from operations for 2001 and plans to generate a similar amount for 2002, prior to any repayment of past due Fuji accounts payable.

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

In 2001 net cash provided by investing activities was $0.4 million less than in 2000. Lower payments on notes receivable were partially offset by reduced capital expenditures due to not opening any new company stores during 2001. The Company is not planning to open any company stores during 2002 and has announced its intention to franchise, sell or close most of its existing company stores. See Note D to the Consolidated Financial Statements. The Company anticipates capital expenditures for 2002 will be less than $100,000, as compared to total capital expenditures including capitalized leases of approximately $313,000 in 2001 and $1.1 million in 2000. The Company also anticipates less than $100,000 in payments received on notes payable for 2002, as compared to payments received on notes payable of approximately $279,000 in 2001 and $894,000 in 2000.

In 2000, net cash provided by investing activities was $1.7 million more than in 1999. Of this, $1.9 million was accounted for by opening only two stores in 2000 as compared to opening seven and acquiring six stores in 1999. Net cash received on payments of notes receivable was approximately $0.3 million higher in 2000 than 1999. In 1999 a short-term bond transaction generated $0.5 million from investing activities.

In 2001, financing activities utilized $0.6 million less cash than in 2000, primarily due to lower payments made on a note to a supplier. No preferred dividends were paid in 2000 or 2001, nor are any required in 2002, as opposed to a $700,000 dividend payment in 1999.

In 2000, financing activities utilized $1.7 million more cash than in 1999. Of this change, $1.4 million was a reduction in proceeds from long-term borrowings and an additional $1.2 million was used to pay principal on long-term debt obligations.

The Company's unused $1.5 million line of credit expired April 30, 2001. The Company is currently negotiating with a bank for a new short-term line for a substantially lesser amount. There can be no assurances negotiations will be successful.

At December 31, 2001, the Company had a working capital deficit of $7.3 million. Of this, $2.2 million is due to the classification of all bank long-term debt and capitalized lease obligations as current because the Company was not in compliance with restrictive covenants on certain bank obligations. See Notes H and I to the Consolidated Financial Statements. On termination of the Fuji supply contract on September 17, 2001, the long-term revolving credit arrangement with Fuji totaling approximately $3.2 million as of December 31, 2001 ($3.6 million as of the termination date) and subject to reduction for certain claims, was also reclassified as accounts payable. The Company has been making payments against these accounts payable amounts. The Company has been in negotiations with Fuji to change the Company's payment schedule on these accounts payable. The Company has been unable to obtain agreement at this point; however, on March 21, 2002 the Company advised Fuji that it was substantially reducing its monthly payments its past due accounts payable while negotiations are pending. There can be no assurance negotiations will be successful. The Company has been making timely payments within shortened credit terms on new Fuji purchases. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement also prohibits principal payments on the note payable to Fuji of $1.9 million until covenant compliance is achieved. The Company believes the nature of the business allows it to operate with little or no working capital as long as debt payments are not accelerated and a satisfactory arrangement can be reached with Fuji regarding repayment of accounts and note payables.

The Company's material capital commitments consist primarily of long-term debt and lease obligations. See Notes H and I to the Consolidated Financial Statements. Funds for repaying these commitments are anticipated to be generated primarily from operations and from working capital in future years. If the Company could not generate sufficient funds to repay these commitments, the Company would need to raise additional capital. There is no assurance the Company could do so, and if the Company were successful, existing shareholders could suffer significant dilution.

At December 31, 2001, the Company had income tax loss carryforwards, tax credits and deductible temporary differences with a tax benefit of approximately $6.6 million. The tax benefit of these carryforwards has been offset by a $6.6 million valuation allowance for financial reporting purposes. See Note L to the Consolidated Financial Statements. These items, if and when used for tax purposes, preserve liquidity and capital resources because tax payments are reduced by realization of these deferred tax assets. However, there can be no assurance the tax benefits can be realized.

The Company has $10,000,000 of Amended Series G Stock outstanding that Fuji may require the Company to redeem at any time subsequent to March 17, 2002, due to the occurrence of a redemption event ("Redemption Event"). If Fuji requests redemption, the Company may redeem by offering the requisite cash or common stock at its option. If redemption were to occur in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive shares representing approximately 95% of the Company's outstanding common stock following such redemption. If the Company fails to give notice of redemption of all of the Amended Series G Stock upon request by Fuji, Fuji would have the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. The Company is uncertain at this time how and when the Amended Series G Stock will be retired. See "Item 1. Business - Amended Series G Preferred Stock and Fuji Relationship", and Notes C and J to the Consolidated Financial Statements. The Company continues to explore various possibilities to negotiate a resolution of the Fuji relationship that would enhance shareholder value.

The Company currently has 21,772,611 authorized but unissued shares of voting common stock, which would be insufficient at current share prices to redeem all shares of the Amended Series G Stock should Fuji request redemption. In such case, the Company would have to seek shareholder authorization of additional shares of common stock.

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes", "assumes", "expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include, but are not limited to: those risk factors described below as well as uncertainty relating to new store development and expansion, decline in consumer or franchisee demand for the products and services offered, consumer acceptance of new programs and services, stability in market prices of key supply items, continuity of management, liquidity of the Company and franchise system, lender and supply relationships, economic conditions, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisees, the effect of severe weather or natural disasters, and the availability of capital and financing at acceptable interest rates. For all of the foregoing reasons, actual results may vary materially from the forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

Risk Factors

The Company's ability to continue as a going concern is uncertain.

In their reports on the audited financial statements of the Company for both 2000 and 2001, the Company's independent auditors have included a comment about the ability of the Company to continue as a going concern. At December 31, 2001, the Company had a negative stockholders equity of $6.4 million, resulting from a net loss applicable to common shares of approximately $9.8 million, including restructuring charges of approximately $6.6 million relating to the decision of the Company to franchise or sell most of its company stores, and charges of approximately $845,000 recorded in connection with deferred compensation agreements with certain directors for their past services as executive officers. At December 31, 2001, the Company was in default on its bank debt and had a working capital deficiency of $7.3 million. The "going concern" comment has affected the Company's ability to sell franchises and expand the system. There is no assurance that the Company will achieve profitability or be able to meet all of its obligations.

Fuji could assume control of the Company.

Fuji is the holder of all shares of the Amended Series G Stock and currently has the right to request the Company to redeem the stock for $10 million by paying the cash or common stock. The Company does not have the resources to redeem in cash. If redemption were to occur in shares of common stock, depending on the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji's having the right to receive common shares representing approximately 95% of the Company's outstanding stock following such redemption. If the Company fails to give notice of redemption of all of the Amended Series G Stock upon request by Fuji Redemption Event, Fuji would have the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. See "Item 1 - Business - Amended Series G Preferred Stock and Fuji Relationship."

The Company encounters significant competition in the photo processing market.

Photo processing services are provided through various methods of distribution and there are many companies involved in the photo processing business, many of which have greater resources than does the Company. Competition is intense in the photo processing industry and particularly pervasive in the one-hour segment. In addition, there is competition among companies offering franchises. See "Item 1 - Business - Competition."

The Company's business may be adversely affected by new technology.

Photo processing and other imaging techniques are subject to technological changes which could render current techniques and processes obsolete and could seriously affect the Company's or its franchisees' ability to compete in the marketplace. The photo processing industry in which the Company operates is continuing to introduce new products and services, such as digital imaging services and products both through retail stores and through the internet. See "Item 1 - Business - Competition."

The Company's ability to expand its franchise system is adversely affected by the Company's uncertain financial condition and control.

Because of the uncertainties with respect to the Company's financial condition and control, the Company's ability to market franchises has been significantly impaired. Until these uncertainties are resolved, the Company expects to have continued difficulty in growing its system.

The Company's ability to grow may be hindered if it were unable to develop new products and new services.

The Company's ability to compete in the photo processing services industry may depend on its ability to provide ancillary products and services to our customers. If the Company was unable to develop products and services acceptable to the marketplace, its ability to compete and grow revenues and systems may be adversely affected.

The Company's current financial condition and control uncertainty may prevent the Company from obtaining additional equity or other sources of financing.

Without sources of additional financing, the Company's ability to resolve issues relating to Fuji's preferred stock and satisfy its other financial obligations is adversely affected. Obtaining such financing is likely dependent on favorable resolution of Fuji's claims on its debt and preferred stock. There is no assurance that Fuji will cooperate in any negotiations to permit a resolution.

The Company's common stock trades in a limited public market, is subject to price volatility and there can be no assurance an active trading market will be sustained.

There has been a limited public trading market for the Company's common stock and there can be no assurance an active trading market will be sustained. There can be no assurance that the common stock will trade at or above any particular price in the public market, if at all.

The Company's common stock is subject to secondary trading restrictions related to "penny stocks".

Certain transactions involving the purchase or sale of common stock of the Company may be affected by a Securities and Exchange Commission rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker/dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker/dealers must make certain disclosures to purchasers prior to the purchase or sale. Consequently, the penny stock rule may impede the ability of broker/dealers to purchase or sell the Company stock for their customers and the ability of persons now owning or subsequently acquiring the Company's stock to resell such securities.

The Company's ability to successfully accomplish its restructuring plan is dependent upon its ability to sell or franchise stores at estimated market prices.

The Company incurred a restructuring charge in 2001 which resulted in a write-down of the carrying value of existing company stores to estimated fair value in connection with its plan to sell or franchise all but a few company stores. The value of these stores is based on appraisals or management's estimates and the Company may be unsuccessful in selling stores at the estimated prices. If so, the Company may incur additional restructuring charges in connection with the planned sale of stores.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10-13 are incorporated by reference from the definitive proxy statement for the Company's 2002 annual meeting of shareholders to be filed pursuant to Regulation 14A.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
    The following documents are filed as part of this report:
    Financial Statements: See Financial Statements and Schedules immediately following signature page of this report.
    Exhibits: See Exhibit Index immediately preceding Exhibits.

Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ Alfred E. Lefeld

Alfred E. Lefeld

Vice President and CFO

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence P. Destro March 29, 2002

Lawrence P. Destro President, Chief Executive

Officer, and Director

(Principal Executive

Officer)

/s/ Alfred E. Lefeld March 29, 2002

Alfred E. Lefeld Vice President and Chief,

Financial Officer, Treasurer,

And Assistant Secretary

(Principal Financial

and Accounting Officer)

/s/ Michael F. Adler March 29, 2002

Michael F. Adler Chairman of the Board

Of Directors

/s/ Frank W. Benson March 29, 2002

Frank W. Benson Director

/s/ Leslie Charm March 29, 2002

Leslie Charm Director

/s/ Dexter B. Dawes March 27, 2002

Dexter B. Dawes Director

/s/ Harry D. Loyle March 29, 2002

Harry D. Loyle Director

/s/ David A. Mason March 29, 2002

David A. Mason Director

/s/ James F. Robeson March 29, 2002

James F. Robeson Director

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Moto Photo, Inc.

We have audited the accompanying consolidated balance sheets of Moto Photo, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1999, were audited by other auditors whose report dated February 11, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moto Photo, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered losses from continuing operations in the current year, has negative working capital and negative equity at December 31, 2001, and is in default of several covenants in their borrowing arrangements with both their primary bank and a major vendor that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Cincinnati, Ohio

March 8, 2002

Report of Independent Auditors

The Board of Directors and Stockholders

Moto Photo, Inc.

We have audited the accompanying consolidated balance sheet of Moto Photo, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1999 and for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moto Photo, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Dayton, Ohio

February 11, 2000

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2001	2000

Assets
Current Assets:
Cash	$ 1,372,657	$ 1,504,233
Accounts receivable, less allowances of $858,000 in 2001 and $822,000 in 2000	2,541,825	3,475,782
Notes receivable, less allowances of $18,000 in 2001 and $41,000 in 2000	73,000	190,669
Inventory	1,014,729	1,875,500
Income taxes receivable	-	240,784
Deferred club costs	111,000	160,305
Prepaid expenses	25,782	218,817
Total current assets	5,138,993	7,666,090

Property and equipment, net	660,237	4,955,205
Assets held for sale	1,496,000	-

Other assets:
Notes receivable, less allowances of $1,840,000 in 2001 and $1,861,000 in 2000	269,960	671,282
Cost of franchises and contract acquired	53,381	86,424
Goodwill, net	-	3,282,415
Other assets	84,653	754,470
Total assets	$ 7,703,224	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	December 31,
	2001	2000

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$ 4,739,305	$ 1,628,098
Accrued payroll and benefits	876,122	964,735
Accrued expenses	881,100	888,314
Accrued restructuring expenses	727,000	-
Current portion of long-term obligations	4,808,050	5,644,600
Deferred club revenue	264,536	275,231
Other	105,450	132,580
Total current liabilities	12,401,563	9,533,558

Long-term debt	290,743	5,272,046
Capital lease obligations, less current portion	59,929	19,058
Deferred compensation, less current portion	645,250	-
Deferred income	666,671	-
Total liabilities	14,064,156	14,824,662

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000
Issued and outstanding shares - 7,884,565 in 2001 and 2000	78,845	78,845
Treasury stock - 1,227 shares in 2001 and 101,551 shares in 2000, at par	(12)	(1,016)
Paid-in capital	7,653,102	6,818,059
Accumulated deficit subsequent to June 30, 1991	(14,102,867)	(4,314,664)
Total stockholders' equity (deficit)	(6,360,932)	2,591,224
Total liabilities and stockholders' equity (deficit)	$ 7,703,224	$ 17,415,886

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999

Revenues

Sales and other revenue	$30,458,728	$36,227,700	$36,803,388
Interest income	130,499	223,235	258,067
	30,589,227	36,450,935	37,061,455

Expenses

Cost of sales and operating expenses	24,054,346	27,897,611	26,942,025
Selling, general, and administrative expenses	6,281,459	7,291,675	5,794,632
Advertising expense	809,343	1,438,030	1,324,990
Depreciation and amortization	1,413,603	1,499,493	1,269,909
Interest expense	408,036	528,787	479,356
Restructuring charge	6,588,978	-	-
	39,555,765	38,655,596	35,810,912

Income (loss) before income taxes	(8,966,538)	(2,204,661)	1,250,543

Income tax benefit (expense):
Current	-	197,000	480,000
Deferred	-	(1,193,000)	(77,000)
	-	(996,000)	403,000

Net income (loss)	(8,966,538)	(3,200,661)	1,653,543

Preferred stock dividend accretion or requirement	(821,665)	(732,772)	(265,111)

Net income (loss) applicable to common shares	$(9,788,203)	$(3,933,433)	$1,388,432

Net income (loss) per common shares - basic	$ (1.25)	$ (0.51)	$ 0.18
Net income (loss) per common share - diluted	$ (1.25)	$ (0.51)	$ 0.12

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Amended Series G Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 1998	1,000,000	10,000	7,833,573	78,336	-	-	6,404,734	(1,572,164)	4,920,906

Common stock issued			50,955	509			60,678		61,187
Treasury shares repurchased					(151,294)	(1,513)		(177,331)	(178,844)
Preferred stock dividend paid							(434,889)	(265,111)	(700,000)
Net income								1,653,543	1,653,543
Balance at December 31, 1999	1,000,000	10,000	7,884,528	78,845	(151,294)	(1,513)	6,030,523	(361,063)	5,756,792

Treasury shares repurchased					(22,600)	(226)		(20,168)	(20,394)
Treasury shares issued					72,343	723	53,351		54,074
Preferred stock dividend accretion							732,772	(732,772)	-
Contributed capital							1,413		1,413
Net loss								(3,200,661)	(3,200,661)
Balance at December 31, 2000	1,000,000	$10,000	7,884,528	$78,845	(101,551)	$(1,016)	$6,818,059	$ (4,314,664)	$2,591,224

Treasury shares issued					100,324	1,004	13,378		14,382
Preferred stock dividend accretion							821,665	(821,665)	-
Net loss								(8,966,538)	(8,966,538)
Balance at December 31, 2001	1,000,000	$10,000	7,884,528	$78,845	(1,227)	$(12)	$7,653,102	$ (14,102,867)	$(6,360,932)

See accompanying notes

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Operating activities
Net income (loss)	$ (8,966,538)	$ (3,200,661)	$ 1,653,543
Adjustments to reconcile to net cash provided by (utilized in ) operating activities:
Depreciation and amortization	1,413,603	1,499,493	1,269,909
Provision for losses on inventory and receivables	1,215,012	425,998	(322,000)
Notes receivable increases as a result of franchise activities	(108,551)	(54,816)	(20,000)
Gain on short term bond trade	-	-	(474,610)
Loss on sale of store	-	-	3,962
Asset write-down charges	5,637,336	816,028	99,218
Noncash directors fees expense	14,381	54,075	61,187
Deferred taxes	-	1,193,000	77,000
Increase (decrease) resulting from changes in (other than changes resulting from acquisitions):
Accounts receivable	75,203	336,965	545,655
Inventory, prepaid expenses and deferred club costs	955,110	599,507	38,832
Income tax receivable	240,784	149,216	(390,000)
Accounts payable, accrued payroll, benefits, and accrued expenses	(257,620)	(2,149,278)	545,515
Deferred revenue and other liabilities	1,473,846	(113,666)	(55,700)
Net cash provided by (utilized in) operating activities	1,692,566	(444,139)	3,032,511

Investing activities
Purchases of property and equipment	(217,177)	(457,380)	(2,048,237)
Acquisition of company stores	-	-	(341,700)
Issue notes receivable	-	-	(153,478)
Payments received on notes receivable	279,284	894,383	781,179
Other assets	2,517	24,244	(9,236)
Proceeds from sale of property and equipment	-	-	40,512
Purchase of U.S. Treasury Bond investments	-	-	(75,011,718)
Sale of U.S. Treasury Bond investments	-	-	75,486,328
Net cash provided by (utilized in) investing activities	64,624	461,247	(1,256,350)

Financing activities
Proceeds from long-term borrowing	-	292,806	1,680,320
Principal payments on long-term debt and capital lease obligations	(1,888,766)	(2,740,075)	(1,542,658)
Payments of preferred dividends	-	-	(700,000)
Purchase of common shares for treasury stock	-	(20,394)	(178,844)
Contributed capital	-	1,413	-
Net cash utilized in financing activities	(1,888,766)	(2,466,250)	(741,182)

Increase (decrease) in cash	(131,576)	(2,449,142)	1,034,979
Cash at beginning of year	1,504,233	3,953,375	2,918,396
Cash at end of year	$ 1,372,657	$ 1,504,233	$ 3,953,375

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

At December 31, 2001, the 337 stores of the MOTOPHOTO system included 270 franchise stores in the United States, 32 company stores in the United States and 35 franchise stores in Canada. In the United States, during 2001, the Company awarded eight franchises and closed 26 franchised and four company stores. In Canada, one franchise was awarded and four franchised stores were closed.

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

Accounts and Notes Receivable

Accounts and notes receivable are composed primarily of accounts and notes due from various franchisees. The notes receivable carry interest rates which approximate the prevailing interest rate at the time of the notes inception. The carrying value of each account and note receivable is evaluated to determine if facts and circumstances suggest the receivable has become impaired. Interest income on accounts and notes receivable is not recognized unless collected. During 2001 and 2000, approximately $69,000 and $300,000, respectively, were transferred to notes receivable from accounts receivable. The carrying value of all accounts and notes receivable approximates fair value.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the first in, first out method. Inventory is shown net of allowances of $90,000 in 2001 and $82,000 in 2000.

Property and Equipment

The cost of equipment and leasehold improvements is capitalized. Maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized. When equipment is retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations.

Property and equipment, including capitalized leases, are depreciated or amortized by the straight-line method over the estimated useful lives, primarily up to seven years for processing equipment, up to five years for furniture, fixtures, and automobiles, up to three years for software and hardware, and over the lesser of the remaining term of the lease or the lives of leasehold improvements.

During the fourth quarter of 2001, the assets of 33 company stores were reduced to net realizable value. The asset impairment loss was determined based upon independent appraisals for certain locations, in conjunction with estimated cash flow multiples, discounted cash flows, and management's estimates. The assets are considered held for sale and, as such, will not be depreciated subsequent to 2001. See Note D to the Consolidated Financial Statements.

Cost of Franchises and Contract Acquired

Franchises and contract acquired are valued at cost and are amortized by the straight-line method over the term of the agreement. These costs are shown net of accumulated amortization of $790,819 in 2001 and $759,477 in 2000.

Long-Lived Assets

The carrying value of long-lived assets, including goodwill, property and equipment related to company stores, is reviewed if the facts and circumstances suggest that it may be permanently impaired. If this review indicates that the asset will not be recoverable, as determined by the undiscounted cash flows of the store(s) over the remaining amortization period, the Company's carrying value of the asset is adjusted to its estimated fair value. When a decision is made to dispose of a store through sale or closure, the Company's carrying value of the store, including goodwill, is adjusted to its estimated fair value less costs to sell (see Note D to the Consolidated Financial Statements).

Assets Held for Sale

During the fourth quarter of 2001, the assets of 33 company stores were reduced to net realizable value, as the Company announced its intention of franchising, selling or closing substantially all its company stores, except for the stores the Company operates in the Dayton, Ohio area. The asset impairment loss was determined based upon independent appraisals for certain locations, in conjunction with estimated cash flow multiples, discounted cash flows, and management's estimates. The assets are considered held for sale and, as such, will not be depreciated subsequent to 2001 (see Note D to the Consolidated Financial Statements). The amount of assets held for sale at December 31, 2001 was $1,496,000.

Goodwill

The excess of the cost over the fair value of the net assets of stores purchased is recorded as goodwill and has been amortized on a straight-line basis not to exceed 40 years. Goodwill recorded after January 1, 1999 has been amortized over a period not to exceed 15 years. Goodwill is shown net of accumulated amortization of $1,571,549 in 2001 and $2,078,155 in 2000, and net of a valuation allowance of $3,725,959 in 2001 and $2,243,091 in 2000. The valuation allowance recorded in 2001 was due to the Company's analysis of fair market value of all the assets, including goodwill, for substantially all company stores that were announced as being held for sale (see Note D to the Consolidated Financial Statements). In addition, $982,894 was written off during 2001 in connection with the franchising of certain company stores, resulting in no net balance for goodwill as of December 31, 2001. There will be no amortization expense subsequent to 2001.

Non-Compete Agreements

The Company amortizes non-compete agreements by the straight-line method over the life of the contract. The remaining net book value of $571,542 for the non-compete agreements was written off in connection with the franchising of certain company stores during the fourth quarter of 2001.

Revenue Recognition

Franchise fees are recognized as revenue when substantially all services and conditions relating to the granting of the franchise have been performed or satisfied. Revenue from territorial development fees is deferred and recognized as stores are opened within the development area. Royalty and company-owned store revenue is recognized as sales are made. Revenue from the sale of CLUBMOTO membership plans is deferred and recognized over the 12-month life of the plan. Merchandise revenue generated from wholesale is recognized when the goods are shipped.

In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin requires, among other things, the following: that membership fees be deferred and earned over the life of the membership term; that direct, incremental costs may be deferred over the membership term; and additional footnote disclosure. All prior reporting periods have been reclassified to reflect this change. See Notes G and R to the Consolidated Financial Statements.

In the fourth quarter of 2000 the Company also adopted Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires, among other things, that shipping costs paid by customers be reported as revenues rather than as reduction of costs. There is no impact to net earnings as a result of this new standard, and prior year financial statements have been reclassified to reflect this change. See Note R to the Consolidated Financial Statements.

Pre-Opening Costs

Costs incurred in connection with the opening of new stores are expensed as incurred.

401(k) Salary Savings Plan

The Company sponsors a 401(k) salary savings plan covering all employees who meet certain eligibility requirements. The Company makes partial matching contributions to the Plan in either cash or by using participant forfeitures. These Plan forfeiture amounts are the unvested Company matching contributions when an employee terminates employment. The Company's expense related to this Plan was $14,177 in 2001, $99,179 in 2000, and $95,635 in 1999. For 2001, the amount of the Company's Plan expense was reduced by approximately $85,058 as a result of using Plan participant forfeitures. Additionally, the Company may make discretionary contributions, which are subject to the approval of the Board of Directors.

Stock-Based Compensation

The Company accounts for stock-based compensation under the principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. When stock options are exercised, the proceeds increase stockholders' equity.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws expected to be in effect when the differences are expected to reverse. Valuation allowances are provided against deferred tax assets when it is "more likely than not" the assets will not be realized. The valuation allowance was increased to $6.6 million in 2001 as a result of the uncertainty of the recoverability of such tax benefits (see Notes C and L to the Consolidated Financial Statements).

Supplemental Non-Cash Investing and Financing Cash Flow Information

Noncash items for 2001 included $95,636 of capital expenditures for company stores from entering into capitalized leases. Noncash expense for directors fees for 2001 was $14,382. Noncash proceeds from the sale of certain company stores in 2001 was approximately $297,000, comprised of an assumption of a lease liability of approximately $212,000 and a note receivable of approximately $85,000. In 2000, the Company made $684,151 of capital expenditures by entering into capitalized lease transactions and from the trade-in of equipment. Noncash expense for directors fees for 2000 was $54,074.

Advertising

Advertising costs are charged to expense on the first showing of the advertisement. The Company had no prepaid advertising costs at December 31, 2001 or 2000.

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

	2001	2000	1999

Numerator:
Net income (loss)	$ (8,966,538)	$ (3,200,661)	$ 1,653,543
Preferred stock dividend requirement	(821,665)	(732,772)	(265,111)
Numerator for basic earnings (loss) per share available to common shareholders	(9,788,203)	(3,933,433)	1,388,432

Effect of dilutive securities:
Series G preferred stock dividend requirement	-	-	700,000
Numerator for diluted earnings (loss) per share available to common stockholders	$ (9,788,203)	$ (3,933,433)	$ 2,088,432

Denominator:
Denominator for basic earnings (loss) per share: weighted-average shares outstanding	7,830,477	7,747,567	7,814,063

Effect of dilutive securities:
Employee stock options	-	-	4,348
Convertible Series G preferred stock	-	-	9,517,030
Denominator for diluted earnings (loss) per share: adjusted weighted-average shares and dilutive securities	7,830,477	7,747,567	17,335,441

Stores for Sale

Most of the company stores are offered for sale as franchises (see Note D to the Consolidated Financial Statements). The Company generally cannot identify when or if such transactions will occur. Consequently, until a store is franchised or sold, sales, results of operations, and related assets and liabilities are included with those of the company stores in the respective line items in the financial statements. Assets of stores offered for sale have been reduced to net realizable value and will not be depreciated subsequent to 2001. The Company sold seven stores as franchises in 2001 and no stores in 2000.

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

Reclassifications

Certain amounts from prior years have been reclassified to conform to the presentation used in 2001.

C. Going Concern and Other Matters

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting for the years 2000 and 2001, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations, assuming the Company's debt payments are not accelerated and the Company reaches a satisfactory agreement with Fuji regarding repayment terms of its trade and note payables.

The Company has a $1.9 million note with Fuji, as well as accounts payable of approximately $3.2 million, subject to other claims. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, of which approximately $0.7 million is past due at December 31, 2001, on its accounts payable, of which approximately $2.0 million is past due at December 31, 2001, and on the terms of the Amended Series G Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its monthly payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful (see Note H to the Consolidated Financial Statements).

The Company terminated its supply contract with Fuji on September 17, 2001, giving rise to a Redemption Event that could ultimately result in Fuji's acquiring control of the Company (see Note J to the Consolidated Financial Statements).

On September 17, 2001 the Company signed a three-year contract with Eastman Kodak Company ("Kodak") for the purchase of photo processing paper, film, and batteries. The Company has agreed to purchase 100 million square feet of photo processing paper from Kodak over three years; if the Company does not meet its purchase requirement, the contract will be extended for another year. The Company believes that, at current purchasing levels, it will be able to meet the purchase commitment within the four-year period. In addition, the Company has agreed to purchase at least one million rolls of film and/or one-time-use cameras from Kodak each year during the term of the supply contract; if the Company fails to do so, Kodak has the right to increase film prices. Purchases from Kodak will be made primarily for resale to franchisees.

The Company has also taken significant steps to reduce expenses, including the closure or sale of eleven company stores in 2001 and other corporate headcount and cost reductions.

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's obtaining satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company's obtaining an amendment or waiver from the bank concerning its financial covenants or the bank's refraining from accelerating repayment of the Company's indebtedness to the bank, and (iii) the Company's generating sufficient cash from operations and/or other sources to meet its obligations. The Company believes that its revised organizational structure, adherence to its operational plan including the sale of company stores, and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for the increased deferred tax valuation allowance (see Note L to the Consolidated Financial Statements) and the classification of the primary bank debt and capitalized lease obligations as current (see Notes H and I to the Consolidated Financial Statements).

D. Restructuring Charges

During the fourth quarter of 2001, the Company announced its plan to exit substantially all its company-owned stores, except for the stores the Company operates in the Dayton, Ohio area. The balance of the stores will either be franchised, sold or, if unprofitable, closed. Revenue in 2001 for the stores that will be exited was approximately $12.3 million (see Note S to the Consolidated Financial Statements).

Consequently, in the fourth quarter of 2001, the Company recorded restructuring charges of $6.6 million, of which $5.1 million were non-cash charges primarily from asset impairment losses arising from the write-downs of the book value of long-lived assets, including intangible assets such as goodwill and the covenant not to compete, for stores held for sale. The asset impairment loss was determined based upon independent appraisals for certain locations, in conjunction estimated cash flow multiples, discounted cash flows, and management's estimates. Another $0.4 million in non-cash charges was from the loss on closure of four unprofitable stores.

Following is a summary of the accrued restructuring liabilities and related activity through December 31, 2001:

		Store Selling
	Severance	And Other	Total
Balance, December 31, 2000	$ -	$ -	$ -

Credited to reserves	322,712	727,000	1,049,712

Charged to reserves	(35,712)	-	(35,712)

Balance, December 31, 2001	$ 287,000	$ 727,000	$ 1,014,000

The severance accrual is for hourly and salaried employees whose positions were or will be eliminated due to the franchising, selling or closing of company stores. The store selling and other liabilities relate to estimated store fix-up and closing costs, broker and legal fees, and operating lease net termination costs. The Company estimates that approximately 232 employees will be impacted. As of December 31, 2001, approximately 42 positions had been eliminated.

Assets in the stores to be sold, consisting primarily of photo processing and printing machinery, computer equipment, furniture and fixtures, and leasehold improvements, are classified as assets held for sale (see Note B to the Consolidated Financial Statements). The stores are being actively marketed and through December 31, 2001, the Company had sold certain stores for $0.3 million, including inventory of $0.1 million.

E. Property and Equipment

The following is a summary of property and equipment as of December 31:

	2001	2000

Equipment and other property	$ 4,024,356	$ 8,732,293
Leasehold improvements	1,763,352	2,884,239
Furniture and fixtures	565,639	1,337,715
	6,353,347	12,954,247
Less accumulated depreciation and amortization	5,693,110	7,999,042
Net book value	$ 660,237	$ 4,955,205

Depreciation expense on property and equipment including amortization of assets recorded under capital leases was $1,243,935 in 2001, $1,301,426 in 2000 and $1,064,282 in 1999. The net book value for 2001 is net of an impairment of $1,565,872 in connection with the decision to franchise or sell company stores (see Note D to the Consolidated Financial Statements).

F. Other Assets

Other assets as of December 31 include the following items:

	2001	2000

Non-compete agreement	$ -	$ 591,250
Other, primarily deposits	84,653	163,220
Total Other Assets	$ 84,653	$ 754,470

The non-compete agreement is shown net of accumulated amortization of $0 in 2001 and $268,750 in 2000. At December 31, 2001, the remaining unamortized balance of $571,542 for the non-compete agreement was fully impaired in connection with the decision to franchise or sell company stores (see Note D to the Consolidated Financial Statements).

G. Deferred Revenue

The following is a summary of deferred revenue arising from customer membership in the CLUBMOTO program:

	2001	2000	1999

Beginning balance	$ 275,231	$ 277,748	$ 337,302

Cash received from customers	697,365	728,952	699,699

Revenue recognized	(708,060)	(731,469)	(759,253)

Ending balance	$ 264,536	$ 275,231	$ 277,748

H. Long-Term Debt

The detail of long-term debt as of December 31 is:

	2001	2000

Note payable to primary bank due January 2002 with interest at 9.29% per annum, paid off fourth quarter 2001	$ -	$ 659,558

Note payable to primary bank due January 2002 with interest at 5.75% (prime rate plus 1%), paid off fourth quarter 2001	-	312,500

Note payable to primary bank due January 2004 with interest at 5.25% (prime rate plus 1/2%)	541,768	750,102

Note payable to primary bank due January 2005 with interest at 5.75% (prime rate plus 1%)	1,296,007	1,637,062

Revolving credit arrangement with supplier, non-interest bearing	-	4,000,000

Note payable to Fuji due January 2003 with interest at 8.5%	1,900,000	2,100,000

Note payable to bank due October 2007 with interest at 9.75%	46,968	52,724
	3,784,743	9,511,946

Portion classified as current	3,494,000	4,239,900
	$ 290,743	$ 5,272,046

The revolving credit arrangement with a supplier was classified as current accounts payable in 2001 due to the termination of the related supply contract. This amount was approximately $3.2 million as of December 31, 2001.

The Company's unused line of credit for $1.5 million expired April 30, 2001. The Company is negotiating for a new short-term line for a substantially lesser amount. There can be no assurances negotiations will be successful. The Company believes that under existing conditions, the carrying value of all debt approximates fair value.

At December 31, 2000 and 2001, the Company was not in compliance with certain financial covenants related to long-term bank obligations. Because of this, all long-term primary bank debt and bank-related capitalized lease obligations were classified as current maturities. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement also prohibits principal payments on the note payable to Fuji of $1.9 million until covenant compliance is achieved.

The scheduled aggregate annual maturities on long-term debt for the five years and thereafter subsequent to December 31, 2001 are $2,315,488, $916,112, $458,578, $76,526, $9,162 and $8,877. However, the primary bank debt obligation of $1,837,775 is classified as current on the consolidated balance sheet as of December 31, 2001, as the Company was not in compliance with certain bank financial covenants. Based on classifying this debt as current, the aggregate annual maturities of long-term debt for the five years and thereafter subsequent to December 31, 2001 are $3,494,000, $256,845, $7,545, $8,314, $9,162 and $8,877. Other long-term debt has no right of acceleration and has been classified consistent with its scheduled maturity dates.

Cash paid for interest was $408,036 for 2001, $528,787 for 2000 and $475,761 for 1999. Interest expense on the Fuji note is reduced by supplier marketing allowances equal to the interest paid on that note payable, and is not included in the above cash paid for interest amounts.

Long-term debt is secured by substantially all of the Company's assets.

I. Leases

The detail of property and equipment included the following capital lease assets at December 31:

	2001	2000

Processing equipment, net of impairment	$ 1,247,073	$ 2,057,331
Less accumulated depreciation	591,095	644,815
	$ 655,978	$ 1,412,516

The net book value reflects an impairment of approximately $314,000 in connection with the decision to franchise or sell company stores (see Note D to the Consolidated Financial Statements).

Scheduled future minimum lease payments for capital lease obligations at December 31, 2001 are as follows:

Years Ending December 31,	Amount
2002	$ 356,257
2003	200,421
2004	223,761
2005	250,880
2006	265,754
2007 and thereafter	244,841
Total minimum lease payments	1,541,914
Less: amount representing interest ranging from 8.8% to 15.2%	367,685
Present value of minimum lease payments	1,174,229
Less: current portion	1,114,300
Capital lease obligations, less current portion	$ 59,929

During 2001, 2000, and 1999, the Company incurred or assumed capital lease obligations aggregating $95,636, $895,380, $459,658, respectively, in connection with equipment purchases. During 2001, a purchaser of a company store assumed a capital lease obligation of approximately $212,000.

The current portion of scheduled future minimum lease payments for capital leases of $1,114,300 includes $980,000 that has been classified as current because the Company was not in compliance with financial covenants related to certain long-term primary bank obligations (see Note H to the Consolidated Financial Statements).

The Company also has operating leases for the real estate facilities of several franchised and company-owned stores, the longest extending through 2010. The facilities for the franchised stores have been subleased or assigned to the franchisees. The lease agreements generally require the lessee to pay the property taxes, insurance and maintenance. Under most lease agreements, the lessee is required to pay common area expenses and/or a contingent rental based on a percentage of gross sales. The Company also leases automobiles, office and warehouse facilities, and equipment under operating lease agreements, the longest extending through 2010. Certain leases have renewal options that the Company may exercise. Rental expense for operating leases was $1,979,210 in 2001, $2,438,752 in 2000, and $2,127,540 in 1999, net of sublease rentals of $301,064, $253,354, and $253,947, respectively.

At December 31, 2001, non-cancelable operating leases provide for the following minimum annual obligations and sublease rentals:

	Lease Obligations	Sublease Rentals	Net Lease Obligations

2002	$ 1,897,505	$ 340,060	$ 1,557,445
2003	1,355,667	250,253	1,105,414
2004	1,073,514	139,245	934,269
2005	727,006	55,605	671,401
2006	606,431	40,112	566,319
2007 and thereafter	1,518,745	120,336	1,398,409
Totals	$ 7,178,868	$ 945,611	$ 6,233,257

J. Stockholders' Equity (Deficit)

The Company has authorized 30,000,000 voting common shares and 1,000,000 nonvoting common shares. None of the nonvoting common shares are outstanding and, unless otherwise stated, any reference herein to common shares refers to voting common shares.

In December 1999, the Company exchanged its Series G Preferred Stock, all one million shares of which were held by Fuji, for the Amended Series G Stock issue of one million shares. The book value of the Amended Series G Stock is $7,594,960. The redemption price is $10.00 per share, or an aggregate of $10 million. The Amended Series G Stock extended the mandatory redemption date from January 1, 2000 to January 1, 2003 and eliminated scheduled penalty payments for non-redemption in 2000 through 2002.

No dividends are payable on the Amended Series G Stock. The Series G Preferred Stock had an annual dividend per share of $.70 in 1999and, accordingly, $700,000 of dividends were paid. The Series G Preferred Stock had a dividend rate lower than the previously accreted rate of the Series E and F Preferred Shares. Accordingly, the dividend requirement on income applicable to common shares in 1999 was reduced by $434,889. As the Amended Series G Stock has a 0% dividend yield through 2003, the Company imputed a dividend using a market rate beginning in the first quarter of 2000.

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

Fuji may also require the Company to redeem the Amended Series G Stock under certain other circumstances ("Redemption Event"), including the termination of a supply contract between Fuji and the Company for any reason other than default by Fuji. In April 2001, the Company requested that Fuji renegotiate prices with the Company, as permitted under the supply contract. Fuji failed to do so and, on September 17, 2001, the Company terminated the supply contract with Fuji, although Fuji remains a vendor to the Company. This gave rise to a Redemption Event which permits Fuji to require the Company to redeem the Amended Series G Stock.

If Fuji requests redemption of the Amended Series G Stock, the Company may redeem by offering at its option the requisite cash or common stock. If redemption were to occur in shares of common stock, depending on the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive common shares representing approximately 95% of the Company's outstanding stock following such redemption. If the Company fails to give notice of redemption of all of the Amended Series G Stock upon request by Fuji, Fuji would have the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors.

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

The Company currently has 21,772,611 authorized but unissued shares of voting common stock, which would be insufficient at current share prices to redeem all shares of the Amended Series G Stock should Fuji request redemption. In such case, the Company would have to seek shareholder authorization of additional shares of common stock.

The Company's Board of Directors authorized a common stock repurchase program at June 30, 1999. The Board authorized management to spend up to $500,000 to make repurchases until December 31, 2000. The Company repurchased 173,894 shares for $199,238 prior to 2001 and has re-issued 172,667 of these shares as of December 31, 2001.

K. Stock-Based Compensation

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

The following summarizes the shares option activity for the years ended December 31:

	2001	2000		1999
	Common Shares	Average Price	Common Shares	Average Price	Common Shares	Average Price

Outstanding at beginning of year	1,202,028	$1.85	1,361,142	$1.99	1,334,081	$2.06
Granted	1,095,000	$0.21	103,121	$0.41	142,669	$1.12
Expired/cancelled	(635,677)	$1.54	(262,235)	$2.00	(115,608)	$1.90
Outstanding at end of year	1,661,351	$0.89	1,202,028	$1.85	1,361,142	$1.99
Exercisable at end of year	828,355	$1.16	779,696	$1.89	809,535	$1.91

The exercise price of all options granted is at least equal to the market value at the date of grant. The options generally expire five years from the grant date and generally vest over four to five years. The Company has outstanding 145,431 options granted in 1995 for $2.25 per share and 87,112 options granted in 1998 for $2.50 per share that expire ten years after the grant date and vest based on the Company's achieving certain earnings per share levels, but in any case will be fully exercisable no later than three months prior to expiration. The 1995 grant has 145,431 shares exercisable and the 1998 grant has none exercisable, both as of December 31, 2001.

At December 31, 2001, additional awards aggregating up to 682,364 common shares can be granted until July 14, 2002 on the terms and conditions established by the Committee. The Board of Directors may grant additional non-qualified stock options.

The range of exercise prices on options outstanding and exercisable as of December 31, 2001 follows:

			Weighted Average		Remaining
Range of	Number of Options		Exercise Price		Life (Years)
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding

$ 0.20 - $ 0.41	1,131,815	466,704	$ 0.23	$ 0.23	4.4
$ 1.06 - $ 2.25	230,307	184,381	$ 1.92	$ 2.10	2.9
$ 2.50 - $ 2.63	299,229	177,270	$ 2.58	$ 2.62	2.5

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations to measure the cost of stock options issued to employees. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," the pro forma effect on the Company's net income/(loss) would have been as follows:

Pro Forma Earnings	2001	2000	1999

Net income/(loss) applicable to common shares	$ (9,887,203)	$ (4,050,603)	$ 1,296,896
Net income/(loss) per common share-basic	$ (1.26)	$ (0.52)	$ 0.17
Net income/(loss) per common share-diluted	$ (1.26)	$ (0.52)	$ 0.11

The Company used the Black-Scholes option pricing model to calculate the value of the stock options at the grant date. The following assumptions were used:

Fair Value Assumptions	2001	2000	1999

Dividend yield	0%	0%	0%
Expected volatility	56%	56%	47%
Risk-free interest rate	3.6%	5.9%	6.4%
Expected life in years	4.9	6.2	5

L. Income Taxes

Significant components of deferred tax assets and liabilities at December 31 are:

	2001	2000

Deferred tax assets:
Capital loss carryforwards	$ 596,000	$ 459,000
AMT credit carryforwards	353,000	353,000
Asset impairment	1,373,000	754,000
Receivable allowances	935,000	991,000
Employee benefit accruals	122,000	136,000
Inventory valuation allowances	53,000	60,000
Reserve for store closures	283,000	90,000
Net operating loss carryforward	1,954,000	726,000
Depreciation	350,000	-
All other items, net	621,000	117,000
Total deferred tax assets	6,640,000	3,686,000

Deferred tax liability:
Depreciation	-	(146,000)
Total deferred tax liability	-	(146,000)

	6,640,000	3,540,000
Less: valuation allowance	(6,640,000)	(3,540,000)

Net deferred tax assets	$ -	$ -

For financial reporting purposes, a valuation allowance of $6,640,000 for 2001 and $3,540,000 for 2000 has been recognized to offset certain deferred tax assets. The increase in the gross deferred tax asset was offset by a valuation allowance of an equal amount, resulting in no net deferred taxes. Realization of the net deferred tax assets depends on generating sufficient taxable income to utilize the tax benefit of these assets. A valuation allowance is necessary when it is more likely than not that the tax assets will not be realizable. The increase in the valuation allowance was deemed necessary as a result of the uncertainty of the recoverability of such tax benefits (see Note C to the Consolidated Financial Statements).

At December 31, 2001, the Company has capital loss carryforwards of $1,750,000 that begin to expire in 2002 and approximately $353,000 of alternative minimum tax (AMT) credit carryforwards that have no expiration date. Net operating loss carryforwards begin to expire in 2019.

The Company paid $0, $200 and $6,350 of income taxes in 2001, 2000 and 1999, respectively.

The effective income tax rates differed from the federal statutory income tax rates as follows for the years ended December 31:

2001	2000	1999

Expense (benefit):
Statutory federal income tax	$ (3,049,000)	$ (750,000)	$ 425,000
Increase (decrease) resulting from effect of:
Nondeductible amortization	196,000	(52,000)	67,000
Change in deferred tax valuation allowance	3,100,000	2,625,000	(952,000)
Change in estimate for tax contingencies	(331,000)	(944,000)	-
Other, net	84,000	117,000	98,000
State income tax expense, net of federal tax benefit	-	- )	(41,000)
	$ -	$ 996,000	$ (403,000)

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2001	2000	1999

Federal/state income tax expense (benefit):
Current	$ -	$ (197,000)	$ (480,000)
Deferred	-	1,193,000	77,000

	$ -	$ 996,000	$ (403,000)

M. Related Party Transactions

The Company manages a franchised store controlled by certain officers and directors of the Company. The Company derived revenue from this store, including management incentive fees, of approximately $203,000 in 2001, $233,000 in 2000 and $283,000 in 1999. The amount due from this store at December 31, 2001 was $71,245.

Another franchised store is owned and managed by a corporation owned and controlled by an officer/director and his family, from which the Company derived revenue of approximately $82,000 in 2001, $87,000 in 2000 and $98,000 in 1999. The amounts due from this store at December 31, 2001 was $31,981.

A franchised store is owned by a corporation owned and controlled by a relative of an officer of the Company, and managed by the Company, from which the Company derived revenue of approximately $59,000 in 2001, $72,000 in 2000 and $91,000 in 1999. The amount due from this store at December 31, 2001 was $166,559.

The Company leases its headquarters from a partnership that is controlled by certain officers and/or directors. The lease provides for rent at $20,327 per month through June 2004 and $22,364 from July 2004 through June 2009. Rent expense was $243,924 for 2001, $243,924 for 2000 and $225,660 for 1999. There were no amounts due to or from the partnership as of December 31, 2001.

A corporation controlled by a director and his spouse owns one franchised store and the director is a partner in three others as of December 31, 2001. The Company derived revenue of $375,000 in 2001, $429,000 in 2000 and $481,000 in 1999 from this group. The amount due from these stores at December 31, 2001 was approximately $45,101. The Company also made payments to another corporation controlled by this director of $356,000 in 2001, $436,000 in 2000 and $454,000 in 1999 as fees for franchise development and operational support services. The amounts paid for operational support services are approximately one-third of royalties paid by franchisees within this corporation's territory, and are payable to the corporation soon after the Company receives the royalty payments. Based on unpaid royalties reported by franchisees and unpaid, unreported royalties estimated by the Company as of December 31, 2001, the Company's future obligation to this corporation for these unpaid royalties would range from a low estimate of approximately $30,000 to a high of approximately $120,000, assuming all unpaid royalties were paid and Company estimates for unreported royalties were accurate. The Company believes the amounts ultimately paid to this corporation for these unpaid royalties as of December 31, 2001 will be on the low side of the range, but cannot quantify with reasonable assurance.

The Company entered into deferred compensation agreements requiring monthly payments over five years totaling approximately $845,000, of which the current portion is approximately $199,750, to two former executives who are currently directors. In addition, the Company entered into agreements for consulting services and directors' fees with these two directors requiring monthly payments of $1,218 to each director for five years. These payments begin January 2002 and have not been accrued for 2001.

N. Commitments and Contingencies

The Company is involved in legal proceedings, arising in the ordinary course of business, which are being contested and defended. Management is of the opinion that there is no contingent liability that would have a material effect on the consolidated financial statements, except as stated below.

The Company has agreed to reimburse a supplier for 50% of any payments the supplier would be required to make under the supplier's agreement with a bank to guarantee leases made by the bank to franchisees under the MotoPhoto QuickStart (SM) program. If all of these leases had defaulted on December 31, 2001, the estimated Company liability would have been approximately $1 million, less 50% of any net proceeds from the sale of the underlying assets.

On September 17, 2001, the Company terminated its supply contract with Fuji and signed a three-year contract with Eastman Kodak Company ("Kodak") for the purchase of photo processing paper, film, and batteries. The Company has agreed to purchase 100 million square feet of photo processing paper from Kodak over three years; if the Company does not meet its purchase requirement, the contract will be extended for another year. The Company believes that, at current purchasing levels, it will be able to meet the purchasing commitment within the four-year period. In addition, the Company has agreed to purchase at least one million rolls of film and/or one-time-use cameras from Kodak each year during the term of the supply contract; if the Company fails to do so, Kodak has the right to increase film prices.

O. Short Term Bond Transaction

During 1999, the Company entered into a short-term bond transaction relating to $75,000,000 of U.S. Treasury securities. The transaction was designed to generate net interest income in an increasing interest rate environment and capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, the Company had interest income of $993,338, a short-term capital gain of $474,610 and interest expense of $1,532,099; the net effect of $64,151 is included in the statement of operations as interest expense in 1999.

P. Acquisitions

The Company purchased no stores during 2001 and 2000, and acquired six stores during 1999. The acquisitions were accounted for as purchases. The aggregate purchase price paid in 1999 was $401,700, of which $341,700 was in cash and $60,000 in notes assumed.

The results of operations for the acquired stores are included in the consolidated statements of operations from the acquisition date. Pro forma revenue, net income and earnings per share information are not material and not presented.

Q. Recently-Enacted and Proposed Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal 2001. As of December 31, 2001, the Company had no derivative instruments.

The Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", requiring companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001. There was no impact from adopting this standard in 2001, and the Company does not believe that prospective adoption of this standard will have a material impact on its financial statements.

The Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which revises the accounting for purchased goodwill and other intangible assets. This standard is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Under this standard, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but are to be tested for impairment at least annually. Intangible assets with finite lives are to continue to be amortized over their useful lives. The Company elected to adopt this standard effective on January 1, 2002, and expects the financial impact to be immaterial.

The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Company believes the adoption of this standard will have an immaterial impact on the Company's financial statements.

The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard creates one accounting model, based on the framework of Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of this standard will have an immaterial impact on the Company's financial statements.

R. Selected Quarterly Financial Information - Unaudited
	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter (5)

Sales and other revenue (1)	$ 6,385,173	$ 8,362,467	$ 8,056,385	$ 7,654,703

Gross profit (3)	$ 1,163,516	$ 1,991,904	$ 1,717,376	$ 1,531,586

Net income (loss)	$ (622,459)	$ 110,406	$ (242,013)	$ (8,212,472)

Net income (loss) applicable to common	$ (819,141)	$ (91,988)	$ (450,284)	$ (8,426,790)

Net income (loss) per common share:
Basic and diluted	$(0.11)	$(0.01)	$(0.06)	$(1.07)

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter (6)

Sales and other revenue as originally reported (1)	$ 7,232,437	$ 9,432,391	$ 9,319,439	$ 10,062,489
Reclassification of freight income (2)	49,470	67,690	63,784	-
Sales and other revenue as restated	$ 7,281,907	$ 9,500,081	$ 9,383,223	$ 10,062,489

Gross profit as originally reported (3)	$ 1,417,455	$ 2,387,251	$ 2,302,109	$ 2,382,212
Reclassification of interest rebate (4)	(57,218)	(52,979)	(48,741)	-
Gross profit as restated (3)	$ 1,360,237	$ 2,334,272	$ 2,253,368	$ 2,382,212

Net income (loss):
As originally reported and as restated	$ (546,241)	$ (53,066)	$ (64,657)	$ (2,536,697)

Net income (loss) applicable to common:
As originally reported and as restated	$ (721,645)	$ (233,564)	$ (250,395)	$ (2,727,829)

Net income (loss) per common share:
Basic and diluted - as originally reported and as restated	$(0.09)	$(0.03)	$(0.03)	$(0.35)

  Sales and other revenue before interest income.

  Reclassified freight income to sales and from cost of sales with no effect on gross profit.

  Gross profit after cost of merchandise sold and expenses associated directly with products sold and services rendered.

  Reclassified supplier interest rebates from reduction in cost of sales to reduction in interest expense.

  In the fourth quarter of 2001, the Company recorded a charge of approximately $6.6 million related to asset writedowns, lease obligations, estimated store selling costs and severance arising from the Company's plans to franchise substantially all its company-owned stores and to close a few unprofitable stores. Also in 2001, $845,000 was accrued for past services of two former executives.

  In the fourth quarter of 2000, the Company recorded a pre-tax charge of approximately $800,000 related to costs associated with closing company stores, a pre-tax charge of $284,000 associated with staff reductions, and increased the deferred tax valuation allowance by $2,625,000.

S. Segments

The Company's four reportable operating segments are Development, Company Stores, Royalty and Advertising, and Wholesale. Development markets the Company's franchise and recruits franchisees. Company Stores operates retail photo processing and portrait stores owned by the Company. When the Company has exited a substantial portion of the Company Stores segment (see Note D to the Consolidated Financial Statements), this segment will be consolidated into the Corporate section. Royalty and Advertising provides services to current franchisees. Wholesale sells to franchisees products and related services not covered under the franchise agreement which the franchisees need to operate their businesses.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

Moto Photo, Inc. and Subsidiaries
	2001
	Development	Company Stores	Royalty and Advertising	Wholesale	Total

Sales and other revenue	$ 39,931	$12,965,451	$ 4,481,866	$12,971,480	$ 30,458,728

Depreciation	2,452	1,191,247	11,136	4,879	1,209,714

Operating segment contribution prior to interest income and expense, income taxes, restructuring charges, and unallocated corporate expenses	(309,072)	(2,752,190)	3,097,283	(1,078,393)	(1,042,372)

Restructuring charges	-	6,588,978	-	-	6,588,978

Identifiable segment assets	21,249	2,860,068	434,943	2,495,198	5,811,458

Capital expenditures including capital leases	-	311,762	-	-	311,762

	2000
	Development	Company Stores	Royalty and Advertising	Wholesale	Total

Sales and other revenue	$ 328,359	$14,969,514	$ 5,050,774	$15,879,053	$ 36,227,700

Depreciation	2,575	1,239,111	68,498	4,216	1,314,400

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(560,920)	(2,885,557)	3,347,406	(1,147,340)	(1,246,411)

Identifiable segment assets	54,186	9,776,611	738,226	2,964,253	13,533,276

Capital expenditures including capital leases	-	1,012,128	44,500	-	1,056,628

	1999
	Development	Company Stores	Royalty and Advertising	Wholesale	Total

Sales and other revenue	$ 424,045	$13,560,203	$ 5,129,929	$17,689,211	$ 36,803,388

Depreciation	3,878	951,274	12,244	9,013	976,409

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(410,461)	(1,342,482)	3,520,999	(187,058)	1,580,998

Identifiable segment assets	98,963	10,631,721	757,932	4,359,745	15,848,361

Capital expenditures including capital leases	1,432	2,638,092	8,795	3,446	2,651,765

Moto Photo, Inc. and Subsidiaries

	2001	2000	1999

Revenue
Total sales and other revenue for reportable segments	$30,458,728	$36,227,700	$36,803,388
Interest income	130,499	223,235	258,067
Total consolidated revenue	$30,589,227	$36,450,935	$37,061,455

Other Significant Items	Operating Segment Totals	Corporate	Consolidated Total

2001
Depreciation and amortization	$ 1,209,714	$ 203,889	$ 1,413,603
Operating segment contribution prior to interest income and expense, investment expense, income taxes, restructuring charges, and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(1,042,372)	(1,335,188)	(2,377,560)
Restructuring charges	6,588,978	-	6,588,978
Identifiable segment assets	5,811,458	1,891,766	7,703,224
Capital expenditures including capitalized leases	311,762	1,051	312,813

2000
Depreciation and amortization	$ 1,314,400	$ 185,093	$ 1,499,493
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(1,246,411)	(958,250)	(2,204,661)
Identifiable segment assets	13,533,276	3,882,610	17,415,886
Capital expenditures including capitalized leases	1,056,628	84,903	1,141,531

1999
Depreciation and amortization	$ 976,409	$ 293,500	$ 1,269,909
Operating segment contribution prior to interest income and expense, investment expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	1,580,998	(330,455)	1,250,543
Identifiable segment assets	15,848,361	8,235,657	24,084,018
Capital expenditures including capitalized leases	2,651,765	142,630	2,794,395

Moto Photo, Inc. and Subsidiaries

Schedule II Valuation and Qualifying Accounts
Year Ended December 31, 2001	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 767,000	$ 395,000	$ 22,000	$(366,000)(1)	$ 818,000

Allowance for Cash Discounts	55,000	(15,000)	-	-	40,000

Reserves and Allowances deducted from Notes Receivable	1,902,000	395,000	(13,000)	(426,000)(1)	1,858,000

Allowance for Inventory Obsolescence	82,000	16,000	-	(8,000)(2)	90,000

Total	$ 2,806,000	$ 791,000	$ 9,000	$ (800,000)	$ 2,806,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
Year Ended December 31, 2000	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 584,000	$ 337,000	$ 33,000	$ (187,000)(1)	$ 767,000

Allowance for Cash Discounts	52,000	3,000	-	-	55,000

Reserves and Allowances deducted from Notes Receivable	1,625,000	337,000	280,000	(340,000)(1)	1,902,000

Allowance for Inventory Obsolescence	111,000	24,000	-	(53,000)(2)	82,000

Total	$ 2,372,000	$ 701,000	$ 313,000	$ (580,000)	$2,806,000

(1) Uncollectible accounts written-off

(2) Disposal of Inventory

Moto Photo, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
Year Ended December 31, 1999	Balance at Beginning of Period	Charged to Costs and Expenses	Charged / (Credited) to Other Accounts	Deductions	Balance at End of Period

Reserves and Allowances deducted from Accounts Receivable	$ 1,092,000	$ 235,000	$ (145,000)	$ (598,000)(1)	$ 584,000

Allowance for Cash Discounts	46,000	-	6,000	-	52,000

Reserves and Allowances deducted from Notes Receivable	1,400,000	235,000	368,000	(378,000)(1)	1,625,000

Allowance for Inventory Obsolescence	150,000	36,000	-	(75,000)(2)	111,000

Total	$ 2,688,000	$ 506,000	$ 229,000	$ (1,051,000)	$2,372,000

  Uncollectible accounts written-off
  Disposal of Inventory

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

*10.01 1992 Moto Photo Performance and Equity Incentive Plan and Amendment No. 1 to the Plan, as amended through April 11, 1995 (Incorporated by Reference to Exhibit 4.1 to Registration Statement Number 033-59673 on Form S-8 dated May 30, 1995)

*10.02 Amendment No. 2 to the 1992 Moto Photo Performance and Equity Incentive Plan (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 14, 1998)

10.03 Management Agreement dated April 15, 1983, between Foto Fair International, Inc. and National Photo Labs II, Inc. (Incorporated by Reference to Exhibit 10.20 to Form S-1 Registration Statement, Registration No. 2-99676)

10.04 Amendment dated October 1, 1986 to Management Agreement between Moto Photo, Inc. and National Photo Labs II, Inc. (Incorporated by Reference to Exhibit 10.04 to Form 10-K dated May 21, 2001)

10.05 Amendment dated December 14, 1998 to Management Agreement between Moto Photo, Inc. and National Photos Labs II, Inc. (Incorporated by Reference to Exhibit 10.05 to Form 10-K dated May 21, 2001)

NUMBER DESCRIPTION

10.06 Loan and Security Agreement dated as of February 19, 1997, between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated May 9, 1997)

10.07 First Amendment to Loan and Security Agreement, dated as of May 1, 1998, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated May 14, 1998)

10.08 Second Amendment to Loan and Security Agreement dated as of September 2, 1999, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated November 15, 1999)

10.09 Third Amendment to Loan and Security Agreement dated as of December 30, 1999, by and between Moto Photo, Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 27, 2000)

10.10 Amended Supply Agreement dated as of January 11, 1995 between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.12 to Form 10-K dated March 29, 1995)

10.11 Amendment Agreement to Amended Supply Agreement, dated as of December 30, 1999, by and between Moto Photo, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.09 to Form 10-K dated March 27, 2000)

10.12 Term Note dated December 30, 1999 from Moto Photo, Inc. in favor of Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.10 to Form 10-K dated March 27, 2000)

10.13 Agreement dated as of December 30, 1999, by and among Moto Photo, Inc., Fuji Photo Film U.S.A., Inc. and The Provident Bank (Incorporated by Reference to Exhibit 10.11 to Form 10-K dated March 27, 2000)

10.14 Amendment No. 1 to Warrant Certificate held by Fuji Photo Film U.S.A., Inc. (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 29, 1995)

10.15 Project Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.7 to Form 10-K dated March 30, 1998)

10.16 First Amendment to Project Agreement, dated as of September 14, 1999, by and between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated November 15, 1999)

NUMBER DESCRIPTION

10.17 Master Lease Agreement dated as of February 6, 1998 between Fuji Photo Film U.S.A., Inc., Moto Photo, Inc., and The Provident Bank (Incorporated by Reference to Exhibit 10.8 to Form 10-K dated March 30, 1998)

10.18 First Amendment to Master Lease Agreement, dated as of September 14, 1999, between Fuji Photo Film U.S.A., Inc., and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.3 to Form 10-Q dated November 15, 1999)

10.19 Lease dated as of May 7, 1999 between Moto Photo, Inc. and Sycamore Partnership (Incorporated by Reference To Exhibit 10.1 to Form 10-Q dated August 13, 1999)

10.20 Supply Contract dated as of September 17, 2001 between Eastman Kodak Company and Moto Photo, Inc. (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated November 14, 2001)

*10.21 Employment Agreement dated as of June 28, 2001, between Moto Photo, Inc. and Lawrence P. Destro (Incorporated by Reference to Exhibit 10.1 to Form

10-Q dated August 14, 2001)

*10.22 Employment Agreement effective April 1, 1997 with Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated May 9, 1997)

*10.23 Amendment to Employment Agreement, dated as of April 1, 1997, with
Michael F. Adler (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 7, 1997)

*10.24 Compensation Agreement for Past Services, dated as of December 21, 2001,

between Moto Photo, Inc. and Michael F. Adler, as amended December 28, 2001

*10.25 Agreement for Consulting Services dated as of December 21, 2001, between

Moto Photo, Inc. and Michael F. Adler, as amended December 28, 2001

*10.26 Employment Agreement dated June 1, 1996 with David A. Mason (Incorporated by Reference to Exhibit 10.2 to Form 10-Q dated August 6, 1996)

NUMBER DESCRIPTION

*10.27 Amendment to Employment Agreement, dated as of December 23, 1997, with David A. Mason (Incorporated by Reference to Exhibit 10.13 to Form 10-K dated March 30, 1998)

*10.28 Amendment to Employment Agreement, dated as of December 20, 1999, with David A. Mason (Incorporated by Reference to Exhibit 10.23 to Form 10-K dated March 27, 2000)

*10.29 Compensation Agreement for Past Services, dated as of December 27, 2001,

between Moto Photo, Inc. and David A. Mason

*10.30 Agreement for Consulting Services dated as of December 27, 2001, between Moto Photo, Inc. and David A. Mason

*10.31 Employment Agreement dated June 1, 1996 with Frank M. Montaño (Incorporated by Reference to Exhibit 10.1 to Form 10-Q dated August 6, 1996)

*10.32 Amendment to Employment Agreement, dated as of December 23, 1997, with Frank M. Montaño (Incorporated by Reference to Exhibit 10.15 to Form 10-K dated March 30, 1998)

*10.33 Amendment to Employment Agreement, dated as of December 20, 1999, with Frank M. Montaño (Incorporated by Reference to Exhibit 10.26 to Form 10-K dated March 27, 2000)

*10.34 Agreement Concerning Termination of Employment, dated as of November 1, 2001, with Frank M. Montaño, as amended January 4, 2002

*10.35 Employment Agreement dated as of April 1, 1999, with Paul Pieschel

(Incorporated by Reference to Exhibit 10.28 to Form 10-K dated March

27, 2000)

*10.36 Employment Agreement dated as of July 9, 2001, with Paul Pieschel

*10.37 Severance Agreement dated November 27, 2001 with Stephen M. Adler

22.01 List of subsidiaries of the Company (Incorporated by Reference to Exhibit 22 to Form 10-K dated March 27, 1996)

23.01 Consent of Arthur Andersen LLP

23.02 Consent of Ernst & Young LLP

99 Letter dated March 29, 2002 from Moto Photo, Inc. to Securities and Exchange

Commission Concerning Representations from Arthur Andersen, LLP

*Indicates management contract or compensatory plan.