Form 10-Q
period 2002-03-31
MOTO PHOTO INC
filed 2002-05-14
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

As of May 1, 2002:

8,227,389 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Page(s)

Part I. Financial Information 1 - 12

Item 1. Financial Statements (Unaudited) 1 - 9

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001 1 - 2

Consolidated Statements of Operations

Three months ended March 31, 2002 and 2001 3

Consolidated Statements of Cash Flows

Three months ended March 31, 2002 and 2001 4

Notes to Consolidated Financial Statements - March 31, 2002 5 - 9

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 9 - 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk 12

Part II. Other Information 12

Item 3. Defaults Upon Senior Securities 12

Item 6. Exhibits and Reports on Form 8-K 12

Signature 13

Part I. Financial Information

Item 1. Financial Statements

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2002	December 31, 2001

Assets
Current Assets:
Cash	$468,539	$1,372,657
Accounts receivable, less allowances of $845,000 in 2002 and $858,000 in 2001	1,811,083	2,541,825
Notes receivable, less allowances of $18,000 in 2002 and 2001	73,000	73,000
Inventory	906,508	1,014,729
Deferred club costs	111,000	111,000
Prepaid expenses	69,476	25,782
Total current assets	3,439,606	5,138,993

Property and equipment, net	613,561	660,237
Assets held for sale	1,456,000	1,496,000

Other assets:
Notes receivable, less allowances of $1,711,000 in 2002 and $1,840,000 in 2001	278,277	269,960
Cost of franchises and contract acquired	45,432	53,381
Other assets	82,253	84,653
Total assets	$ 5,915,129	$ 7,703,224

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

(Unaudited)

	March 31, 2002	December 31, 2001

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$ 3,923,440	$ 4,739,305
Accrued payroll and benefits	591,199	876,122
Accrued expenses	768,852	881,100
Accrued restructuring expenses	694,792	727,000
Deferred club revenue	264,536	264,536
Current portion of long-term obligations	4,903,069	4,808,050
Other	114,010	105,450
Total current liabilities	11,259,898	12,401,563

Long-term debt, less current portion	-	290,743
Capitalized lease obligations, less current portion	56,496	59,929
Deferred compensation, less current portion	604,250	645,250
Deferred income	628,065	666,671
Total liabilities	12,548,709	14,064,156

Stockholders' deficit:
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred shares, 1,000,000 shares issued and outstanding with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000
Issued and outstanding shares - 8,227,352 in 2002 and 7,884,565 in 2001	82,274	78,845
Treasury stock (0 shares in 2002 and 1,227 shares in 2000, at par)	-	(12)
Paid-in capital	7,904,609	7,653,102
Accumulated deficit subsequent to June 30, 1991	(14,630,463)	(14,102,867)
Total stockholders' deficit	(6,633,580)	(6,360,932)
Total liabilities and stockholders' deficit	$ 5,915,129	$ 7,703,224

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	3 months	3 months
	Ended	Ended
	March 31, 2002	March 31, 2001

Revenues

Sales and other revenue	$4,821,502	$6,385,173
Interest income	11,321	43,412
	4,832,823	6,428,585

Expenses

Cost of sales and operating expenses	3,946,680	5,221,657
Selling, general, and administrative expenses	979,929	1,184,998
Advertising expense	105,775	176,459
Depreciation and amortization	54,625	354,749
Interest expense	52,868	113,181
	5,139,877	7,051,044

Loss before income taxes	(307,054)	(622,459)

Income tax benefit (expense)	-	-

Net loss	(307,054)	(622,459)

Preferred stock dividend accretion	(220,542)	(196,682)

Net loss applicable to common shares	$ (527,596)	$ (819,141)

Net loss per common share - basic and diluted	$ (0.07)	$ (0.11)

Weighted average shares outstanding - basic and diluted	8,055,364	7,794,714

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Operating activities
Net loss	$ (307,054)	$ (622,459)
Adjustments to reconcile to net cash utilized in operating activities:
Depreciation and amortization	54,625	354,749
Provision for losses on inventory and receivables	106,907	80,737
Notes receivable increases as a result of franchise activities	(35,000)	(15,113)
Loss on disposition of assets	-	2,026
Noncash directors fees expense	34,405	6,170
Increase (decrease) resulting from changes in:
Income tax receivable	-	240,784
Accounts receivable	617,808	1,157,716
Inventory, prepaid expenses and deferred club costs	66,317	75,977
Accounts payable, accrued payroll, benefits, and accrued expenses	(1,245,244)	(1,332,602)
Deferred revenue and other liabilities	(71,046)	12,588
Net cash utilized in operating activities	(778,282)	(39,427)

Investing activities
Purchases of property and equipment	-	(186,073)
Proceeds from sale of property and equipment	40,000	-
Payments received on notes receivable	30,920	53,840
Other assets	2,400	1,200
Net cash provided by (utilized in) investing activities	73,320	(131,033)

Financing activities
Principal payments on long-term debt and capital lease obligations	(199,156)	(856,799)
Net cash utilized in financing activities	(199,156)	(856,799)

Decrease in cash	(904,118)	(1,027,259)
Cash at beginning of period	1,372,657	1,504,233
Cash at end of period	$ 468,539	$ 476,974
See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2002 and March 31, 2001

"Unaudited"

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been derived from the unaudited accounting records of Moto Photo, Inc. and its subsidiaries ("the Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates (i.e., March 30 vs. March 31 for the first quarter 2002), except for the fourth quarter, which ends on December 31. The differences in ending dates are immaterial.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company expects to generate sufficient cash to meet its obligations, assuming the Company's debt payments are not accelerated and the Company reaches a satisfactory agreement with Fuji Photo Film U.S.A., Inc. ("Fuji") regarding repayment terms of its trade and note payables.

The Company has a $1.9 million note with Fuji, as well as accounts payable of approximately $2.7 million, subject to other claims. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, on its accounts payable and on the terms of the Amended Series G Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its monthly payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful.

The Company terminated its supply contract with Fuji on September 17, 2001, giving rise to a redemption event ("Redemption Event") that could ultimately result in Fuji's acquiring control of the Company.

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

The ability of the Company to continue as a going concern depends upon, among other things, (i) the Company's obtaining satisfactory repayment terms on the Company's indebtedness to Fuji, (ii) the Company's obtaining an amendment or waiver from the bank concerning its financial covenants or the bank's refraining from accelerating repayment of the Company's indebtedness to the bank, (iii) the Company's generating sufficient cash from operations and/or other sources to meet its obligations, and (iv) success of the Company's restructuring plan, including the sale of the company stores at their estimated sales price. The Company believes that its revised organizational structure, adherence to its operational plan (including the sale of company stores), and the closure of unprofitable company stores will provide liquidity to allow the Company to repay its obligations, assuming no acceleration of indebtedness and no significant decrease in future revenue. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern, except for the increased deferred tax valuation allowance and the classification of the primary bank debt and capitalized lease obligations as current.

For further information, see the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Moto Photo, Inc. and Subsidiaries for the year ended December 31, 2001.

B. Supplemental Noncash Investing and Financing Cash Flow Information

Noncash items included noncash expense for directors fees totaling $34,405 during the first quarter of 2002 and $6,170 during the first quarter of 2001.

C. Restructuring Charges

During the fourth quarter of 2001, the Company announced its plan to exit all its company-owned stores, except for the stores operated in the Dayton, Ohio area. The balance of the stores will be franchised, sold, or, if unprofitable, closed. Annual revenue in 2001 for the stores that will be exited was approximately $12.3 million.

Following is a summary of the accrued restructuring liabilities and related activity through March 31, 2002:

Store Selling
	Severance	And Other	Total
Balance, December 31, 2001	$ 287,000	$ 727,000	$ 1,014,000

Credited to reserves	-	-	-

Charged to reserves	(98,093)	(32,208)	(130,301)

Balance, March 31, 2002	$ 188,907	$ 694,792	$ 883,699

The severance accrual is for hourly and salaried employees whose positions were eliminated due to the franchising, selling or closing of company stores. The store selling and other liabilities relate to estimated store fix-up and closing costs, broker and legal fees, and operating lease net termination costs.

The photo processing and printing machinery, computer equipment, furniture and fixtures, and leasehold improvements in the stores to be sold are classified as assets held for sale. The stores are being actively marketed and for the quarter ended March 31, 2002, two stores were sold.

D. Segment Information

Three Months Ended March 31, 2002
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 15,250	$ 1,834,794	$ 808,444	$2,163,014	$4,821,502

Depreciation and amortization	429	22,676	2,482	794	26,381

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(35,337)	(642,296)	565,339	(159,489)	(271,783)

Identifiable segment assets	24,296	2,555,191	349,462	1,994,032	4,922,981

Capital expenditures	-	-	-	-	-

Three Months Ended March 31, 2001
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 19,863	$ 2,655,874	$ 985,551	$ 2,723,885	$ 6,385,173

Depreciation and amortization	425	299,459	2,929	2,332	305,145

Operating segment contribution prior to interest income and expense, income taxes and unallocated corporate expenses	(93,477)	(901,967)	661,858	(184,880)	(518,466)

Identifiable segment assets	53,380	9,417,334	749,033	2,377,269	12,597,016

Capital expenditures	-	186,073	-	-	186,073

D. Segment Information (continued)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
REVENUE
Total sales and other revenue for reportable segments	$ 4,821,502	$ 6,385,173
Interest income	11,321	43,412
	$ 4,832,823	$ 6,428,585

Other Significant Items	Segment Totals	Corporate	Consolidated Total

Three Months Ended March 31, 2002
Depreciation and amortization	$ 26,381	$ 28,244	$ 54,625
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(271,783)	(35,271)	(307,054)
Identifiable segment assets	4,922,981	992,148	5,915,129
Capital expenditures	-	-	-

Three Months Ended March 31, 2001
Depreciation and amortization	$ 305,145	$ 49,604	$ 354,749
Operating segment contribution prior to
interest income and expense, income taxes and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(518,466)	(103,993)	(622,459)
Identifiable segment assets	12,597,016	2,025,768	14,622,784
Capital expenditures	186,073	-	186,073

E. Loss Per Share Data

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated.
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

Net loss applicable to common shares	$ (527,596)	$ (819,141)

Reconciliation of shares:
Weighted average common share outstanding	8,055,364	7,794,714
Effect of dilutive stock options and other common stock equivalents	-	-
Weighted average common shares assuming dilution	8,055,364	7,794,714

Loss per common share - basic and diluted	$ (0.07)	$ (0.11)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations First Quarter 2002 vs. First Quarter 2001

The Company reported a net loss of $307,054, or a loss per common share, basic and diluted, of $.07 for the first quarter 2002, compared to a net loss of $622,459, or a loss per common share, basic and diluted, of $.11 for the first quarter 2001. Per share calculations are made after provision for preferred dividend requirements. The dividend requirement is an imputed amount, and no cash payments are required. Because the Company's common share price is approximately $0.09, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue decreased by $5,000 in 2002 compared to 2001. Development segment operating contribution improved by $58,000 during the first quarter of 2002 as compared to the same period in 2001, primarily attributable to decreases in controllable costs and advertising costs.

Company store revenue decreased $821,000, or 31%, in 2002 compared to 2001, primarily due to $649,000 in decreased revenue from the closure or sale of twelve company stores in 2001 and early 2002 and a 9% comparable store sales decline attributable to a reduction in rolls processed.

Company store segment operating contribution improved by $260,000 in 2002 compared to 2001. Of this, approximately $174,000 was from the elimination of depreciation expense in 2002 for assets of the 26 remaining company stores that are being offered for franchise or sale. An improvement of $155,000 was due to the franchising, sale or closure of company stores that had previously reported net losses, partially offset by increased operating expenses.

Royalty and advertising revenue decreased $177,000, or 18%, in 2002 compared to 2001 due to a decline of approximately 5% in comparable store franchise sales, approximately 8% fewer franchise stores at the end of each respective quarter, and the balance primarily attributable to decreased equipment rebate and advertising revenue. Segment operating profit contribution decreased by $97,000 in 2002 compared to 2001, primarily due to the reduced revenue which was partially offset by improved operating expenses.

Wholesale revenue decreased by $561,000, or 21%, in 2002 compared to 2001. Approximately 25% of the decrease resulted from the 5% decline in comparable franchised store sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company. Wholesale segment operating contribution improved by $25,000 due to lower operating expenses and allocations of corporate overhead, partially offset by lower margins.

In 2002, selling, general and administrative expense decreased $205,000, or 17%, from the same period in the prior year, primarily due to reductions in corporate expenses.

Advertising expense decreased by $71,000 in 2002 as compared to 2001, primarily due to decreased store revenues and lower franchise development advertising. Company store advertising as a percentage of sales remained at a comparable level with the first quarter of 2001.

Interest expense decreased $60,000, or 53%, in 2002 compared to 2001, primarily due to reduced average bank borrowings of approximately 40% and reduced interest rates on variable-rate debt. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased $32,000 in 2002 due to lower notes receivable and cash balances.

Liquidity and Capital Resources

Net cash utilized in operating activities increased by approximately $0.7 million in 2002 compared to 2001, due to reductions in accounts receivable activity and the receipt of an income tax refund in 2001.

In 2002, net cash provided by investing activities was $73,000, as compared to net cash utilized in investing activities of $131,000 in 2001. Decreases in capital expenditures, arising from the Company's decision in November 2001 to franchise, sell or close most of its company stores, and an increase in proceeds from the sale of stores during the first quarter of 2002 were primarily responsible for the difference.

Net cash utilized in financing activities decreased by $658,000 in 2002 compared to 2001, primarily due to payments during 2001 of $613,000 on the Fuji revolving credit arrangement that has subsequently been reclassified as current accounts payable.

Working capital deficit as of March 31, 2002 increased over March 31, 2001 by approximately $4.7 million primarily due to a reclassification to accounts payable from long-term debt for a revolving credit arrangement with Fuji that was associated with a supply contract terminated in September 2001. This reclassification totaled approximately $2.7 million as of March 31, 2002 and is subject to reduction for certain claims. The Company has been making payments against these accounts payable amounts and is in negotiations with Fuji to change the payment schedule on the accounts payable. There can be no assurance these negotiations will be successful. The Company has been making timely payments within shortened credit terms on new Fuji purchases.

When comparing March 31, 2002 to March 31, 2001, the Company also reduced inventory levels by approximately $968,000 due to lower inventory requirements, reduced accounts receivable by approximately $421,000, primarily attributable to lower royalty and wholesale revenues, and added $695,000 of accrued restructuring expenses. These reductions in working capital were partially offset by a lower current portion of long-term obligations of approximately $734,000.

The current portion of long-term obligations included approximately $2.0 million for March 31, 2002 and $3.1 million for March 31, 2001 due to the classification of all primary bank long-term debt and capitalized lease obligations as current because the Company is not in compliance with certain financial covenants with its primary bank, even though it remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement also prohibits principal payments on the note payable to Fuji of $1.9 million until covenant compliance is achieved. The Company believes the nature of the business allows it to operate with little or no working capital in a situation where debt payments are not accelerated and a satisfactory arrangement can be reached with Fuji regarding repayment of accounts and note payables.

The Company's material capital commitments consist primarily of long-term debt and lease obligations. Funds for repaying these commitments are anticipated to be generated primarily from operations, working capital and other sources in future years. If the Company could not generate sufficient funds to repay these commitments as they become due, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company were successful, existing shareholders could suffer significant dilution.

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

Forward Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words as "anticipates", "believes", "assumes", "expects", "intends", "estimates", "planned", "scheduled", "may", "will", "would", "could" or similar expressions. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from planned or expected results. Those risks and uncertainties include, but are not limited to: those risk factors described in the Company's Form 10-K for the year ended December 31, 2001, uncertainty relating to new store development and expansion, decline in consumer or franchisee demand for the products and services offered, consumer acceptance of new programs and services, stability in market prices of key supply items, continuity of management, liquidity of the Company and franchise system, lender and supply relationships, economic conditions, the ability of the Company to locate and obtain favorable store sites at acceptable lease terms, management's ability to manage its franchisees, the effect of severe weather or natural disasters, and the availability of capital and financing on acceptable terms. For all of the foregoing reasons, actual results may vary materially from the forward-looking statements. The Company assumes no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk since December 31, 2001.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

See Part I, Item 2 for information about defaults on indebtedness of the Company.

Item 6. Exhibits and Reports on Form 8-K.
  Exhibits: There are no exhibits to be submitted for the quarter ended March 31, 2002.
  Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ Alfred E. Lefeld

Alfred E. Lefeld

Vice President, Chief

Financial Officer, Treasurer

and Assistant Secretary

Date: May 14, 2002