Form 10-Q
period 2002-06-30
MOTO PHOTO INC
filed 2002-08-27
CIK 704508

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

As of August 23, 2002:

8,227,389 - Voting Common, 0 - Non - Voting Common

Index

Moto Photo, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Notice Regarding Failure to Obtain Independent Accountant Review

Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001

Consolidated Statements of Operations - Three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements - June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signature

Part I. Financial Information
Item 1. Financial Statements
Moto Photo, Inc. and Subsidiaries

IMPORTANT NOTE: The Company dismissed its independent accountant, Arthur Andersen LLP, and has not retained an acceptable independent accountant at this time. Accordingly, the Company did not obtain a review of this report or these interim financial statements by an independent accountant using professional standards and procedures, although that review is required by the form.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash	$ 993,217	$ 1,372,657
Accounts receivable, less allowances of $991,000
in 2002 and $858,000 in 2001	1,852,383	2,541,825
Notes receivable, less allowances of $34,000
in 2002 and $18,000 in 2001	16,000	73,000
Inventory	833,345	1,014,729
Deferred club costs	80,000	111,000
Prepaid expenses	72,988	25,782
Total current assets	3,847,933	5,138,993

Property and equipment, net	568,611	660,237
Assets held for sale	640,000	1,496,000

Other assets:
Notes receivable, less allowances of $1,537,000
in 2002 and $1,840,000 in 2001	332,706	269,960
Cost of franchises and contract acquired	37,483	53,381
Other assets	80,453	84,653
Total assets	$ 5,507,186	$ 7,703,224

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Balance Sheets, continued
(Unaudited)

	June 30,	December 31,
	2002	2001
	(Unaudited)
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$ 4,225,712	$ 4,739,305
Accrued payroll and benefits	548,884	876,122
Accrued expenses	866,426	881,100
Accrued restructuring expenses	752,500	727,000
Deferred club revenue	215,132	264,536
Current portion of long-term obligations	4,741,247	4,808,050
Other	95,625	105,450
Total current liabilities	11,445,526	12,401,563

Long-term debt, less current portion	-	290,743
Capitalized lease obligations, less current portion	52,470	59,929
Deferred compensation, less current portion	529,650	645,250
Deferred income	661,666	666,671
Total liabilities	12,689,312	14,064,156

Stockholders' deficit
Preferred stock $.01 par value:
Authorized shares - 2,000,000:
Amended Series G cumulative nonvoting preferred
shares, 1,000,000 shares issued and outstanding
with preferences aggregating $10,000,000	10,000	10,000
Common shares $.01 par value:
Authorized shares - 31,000,000:
Issued and outstanding shares - 8,227,389
in 2002 and 7,884,565 shares in 2001	82,274	78,845
Treasury stock, at par (0 shares in 2002
and 1,227 shares in 2001, at par)	-	(12)
Paid-in capital	8,131,555	7,653,102
Accumulated deficit subsequent to June 30, 1991	(15,405,955)	(14,102,867)
Total stockholders' deficit	(7,182,126)	(6,360,932)
Total liabilities and stockholders' deficit	$ 5,507,186	$ 7,703,224

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues

Sales and other revenue	6,387,139	$ 8,362,467	11,208,641	$ 14,747,640
Interest income	6,782	23,158	18,103	66,570
	6,393,921	8,385,625	11,226,744	14,814,210

Expenses

Cost of sales and operating expenses	4,793,095	6,370,563	8,739,775	11,592,220
Selling, general, and administrative expenses	983,952	1,232,577	1,963,881	2,417,575
Advertising expense	161,084	213,416	266,859	389,875
Depreciation and amortization	57,783	349,798	112,408	704,547
Interest expense	51,985	108,865	104,853	222,046
Restructuring charge	894,568	-	894,568	-
	6,942,467	8,275,219	12,082,344	15,326,263

Income (loss) before income taxes	(548,546)	110,406	(855,600)	(512,053)

Income taxes	-	-	-	-

Net income (loss)	(548,546)	110,406	(855,600)	(512,053)

Preferred stock dividend accretion	(226,946)	(202,394)	(447,488)	(399,076)
Net income (loss) applicable to common shares	$ (775,492)	$ (91,988)	$ (1,303,088)	$ (911,129)

Net income (loss) per common share - basic and diluted	$ (.09)	$ (.01)	$ (.16)	$ (.12)

Weighted average shares outstanding - basic and diluted	8,227,389	7,818,235	8,141,851	7,806,539

See accompanying notes.

Moto Photo, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$ (855,600)	$ (512,053)
Adjustments to reconcile net cash provided by (utilized in) operating activities:
Depreciation and amortization	112,408	704,547
Provision for losses on inventory and receivables	79,496	229,110
Notes receivable increases as a result of franchise activities	(35,000)	(23,115)
Loss on disposition of assets	-	2,057
Asset write-down charges	816,000	-
Noncash directors fees expense	34,405	8,754
Increase (decrease) resulting from changes in:
Income tax receivable	-	240,784
Accounts receivable	454,795	560,102
Inventory, prepaid expenses and deferred club costs	164,727	198,628
Accounts payable, accrued payroll, benefits and accrued expenses	(830,005)	(822,868)
Deferred revenue and other liabilities	(171,234)	1,743
Net cash provided by (utilized in) operating activities	(230,008)	587,689

Investing activities
Purchases of property and equipment	(4,883)	(237,011)
Proceeds from sale of property and equipment	40,000	-
Payments received on notes receivable	184,856	146,355
Other assets	4,200	53
Net cash provided by (utilized in) investing activities	224,173	(90,603)

Financing activities
Principal payments on long-term debt and capital
lease obligations	(373,605)	(524,028)
Net cash utilized in financing activities	(373,605)	(524,028)

Decrease in cash	(379,440)	(26,942)
Cash at beginning of period	1,372,657	1,504,233
Cash at end of period	$ 993,217	$ 1,477,291
See accompanying notes

Moto Photo, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2002 and June 30, 2001

"Unaudited"

A. Basis of Presentation

The Company dismissed its independent accountant, Arthur Andersen LLP, and has not retained an acceptable independent accountant at this time. Accordingly, the Company did not obtain a review of this report or the accompanying interim financial statements by an independent accountant using professional standards and procedures, although that review is required by the form.

The accompanying unaudited consolidated financial statements have been derived from the unaudited accounting records of Moto Photo, Inc. and its subsidiaries ("the Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X except as provided in the preceding paragraph. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The internal accounting for the Company is on a fiscal calendar quarter basis. The fiscal quarter dates may vary from the calendar quarter dates (i.e., June 29 vs. June 30 for the second quarter 2002), except for the fourth quarter, which ends on December 31. The differences in ending dates are immaterial.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The Company has a $1.9 million note with Fuji, as well as accounts payable of approximately $2.7 million, subject to other claims. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, on its accounts payable and on the terms of the Amended Series G Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful.

The Company terminated its supply contract with Fuji on September 17, 2001, giving rise to a redemption event ("Redemption Event") that could ultimately result in Fuji's acquiring control of the Company. Please see Item 2. Liquidity and Capital Resources.

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

B. Supplemental Noncash Investing and Financing Cash Flow Information

Noncash items included noncash expense for directors fees totaling $34,405 during the first half of 2002 and $8,754 during the first half of 2001. Noncash items in the first half of 2001 also included $48,607 of capital expenditures from entering into capitalized leases.

C. Restructuring Charges

During the fourth quarter of 2001, the Company announced its plan to exit all its company-owned stores, except for the stores operated in the Dayton, Ohio area, and recorded a restructuring charge of $6.6 million. The balance of the stores will be franchised, sold, or, if unprofitable, closed. Annual revenue in 2001 for the stores that will be exited was approximately $12.3 million.

During the second quarter of 2002, the Company recorded a charge of $895,000 for restructuring, consisting of an additional write-down of $816,000 for company store assets held for sale and an additional net restructuring charge of $79,000, consisting of an additional $309,000 liability for operating lease net termination costs, offset by a $230,000 reduction in liabilities to reflect changes in management's estimates of future obligations related to company stores held for sale. Management believes these adjustments are necessary to reflect the most current information available and current economic and industry realities.

Following is a summary of the accrued restructuring liabilities and related activity through June 30, 2002:

		Store Selling
	Severance	And Other	Total
Balance, December 31, 2001	$ 287,000	$ 727,000	$ 1,014,000

Credited to reserves	-	309,000	309,000

Charged to reserves	(188,062)	(283,500)	(198,562)

Balance, June 30, 2002	$ 98,938	$ 752,500	$ 851,438

The severance accrual is for hourly and salaried employees whose positions will be eliminated due to the franchising, selling or closing of company stores. The store selling and other liabilities relate to estimated store fix-up and closing costs, broker and legal fees, and operating lease net termination costs.

The photo processing and printing equipment, computer equipment, furniture and fixtures, and leasehold improvements in the 24 stores to be sold are classified as assets held for sale. During the six months ended June 30, 2002, three stores were sold.

D. Segment Information

Three Months Ended June 30, 2002
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 35,740	$ 2,250,976	$ 963,060	$ 3,137,363	$ 6,387,139

Depreciation and amortization	257	23,418	2,714	924	27,313

Operating segment contribution prior to interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(43,533)	(342,423)	720,942	61,527	396,513

Restructuring charges	-	894,568	-	-	894,568

Capital expenditures	-	-	-	-	-

Three Months Ended June 30, 2001
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ (1,250)	$3,473,226	$1,141,774	$3,748,717	$8,362,467

Depreciation and amortization	353	298,196	2,878	(227)	301,200

Operating segment contribution prior to interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(92,601)	(468,580)	806,769	(92,972)	152,616

Capital expenditures	-	98,539	-	-	98,539

Six Months Ended June 30, 2002
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$ 50,990	$ 4,085,770	$ 1,771,504	$ 5,300,377	$11,208,641

Depreciation and amortization	686	46,094	5,196	1,718	53,694

Operating segment contribution prior to interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(78,870)	(984,719)	1,286,281	(97,962)	124,730

Restructuring charges	-	894,568	-	-	894,568

Identifiable segment assets	35,367	1,632,156	366,990	2,161,298	4,195,811

Capital expenditures	-	-	-	-	-

D. Segment Information (continued)

Six Months Ended June 30, 2001
	Development	Company Stores	Royalties and Advertising	Wholesale	Total

Sales and other revenue	$18,613	$6,129,100	$2,127,325	$6,472,602	$14,747,640

Depreciation and amortization	778	597,655	5,807	2,105	606,345

Operating segment contribution prior to interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(186,078)	(1,370,547)	1,468,627	(277,852)	(365,850)

Identifiable segment assets	43,219	9,256,116	669,064	2,810,230	12,778,629

Capital expenditures	-	284,612	-	-	284,612

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUE	2002	2001	2002	2001
Total sales and other revenue for reportable segments	$ 6,387,139	$ 8,362,467	$ 11,208,641	$ 14,747,640
Interest income	6,782	23,158	18,103	66,570
Total consolidated revenue	$ 6,393,921	$ 8,385,625	$ 11,226,744	$ 14,814,210

D. Segment Information (continued)
Other Significant Items	Segment Totals	Corporate	Consolidated Total
Three Months Ended June 30, 2002
Depreciation and amortization	27,313	30,470	57,783
Operating segment contribution prior to
interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	396,513	(50,491)	346,022
Restructuring charges	894,568	-	894,568
Capital expenditures	-	-	-

Three Months Ended June 30, 2001
Depreciation and amortization	$301,200	$48,598	$349,798
Operating segment contribution prior to
interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	152,616	(42,210)	110,406
Capital expenditures	98,539	1,006	99,545

Six Months Ended June 30, 2002
Depreciation and amortization	$ 53,694	$ 58,714	$ 112,408
Operating segment contribution prior to
interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	124,730	(85,762)	38,968
Restructuring charges	894,568	-	894,568
Identifiable segment assets	4,195,811	1,311,375	5,507,186
Capital expenditures	-	4,883	4,883

Six Months Ended June 30, 2001
Depreciation and amortization	$ 606,345	$ 98,202	$ 704,547
Operating segment contribution prior to
interest income and expense, investment expense, income taxes, restructuring charges and unallocated corporate expenses for segment totals reconciled to income (loss) before taxes	(365,850)	(146,203)	(512,053)
Identifiable segment assets	12,778,629	2,837,412	15,616,041
Capital expenditures	284,612	1,006	285,618

E. Income (Loss) Per Share Data

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated.

Three Months Ended Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net loss applicable to common shares	$ (775,492)	$ (91,988)	$ (1,303,088)	$ (911,129)

Reconciliation of shares:
Weighted average common shares Outstanding	8,227,389	7,818,235	8,141,851	7,806,539
Effect of dilutive stock options and other common stock equivalents	-	-	-	-
Weighted average common shares assuming dilution	8,227,389	7,818,235	8,141,851	7,806,539
Loss per common share - basic and diluted	$ (.09)	$ (.01)	$ (.16)	$ (.12)

Item 2.

Management's Discussion and Analysis

of Financial Condition

and Results of Operations

See Note A to the financial statements for information concerning the Company's ability to continue as a going concern.

Results of Operations Second Quarter 2002 vs. Second Quarter 2001

The Company reported a net loss of $548,546, or loss per common share, basic and diluted, of $.09 for the second quarter 2002, compared to net income of $110,406, or a loss per common share, basic and diluted, of $.01 for the second quarter 2001. Per share calculations are made after provision for preferred dividend requirements. The dividend requirement is an imputed amount, and no cash payments are required. Because the Company's common share price is approximately $0.05, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue increased by $37,000 in 2002 compared to 2001. During the second quarter of 2002, one new franchise was opened and three existing franchises were transferred, as compared to one transfer during the second quarter of 2001. Development segment operating contribution improved by $49,000 as compared to the same period in 2001, primarily attributable to decreased controllable costs and advertising costs and increased margins.

Company store revenue decreased $1,222,000, or 35%, in 2002 compared to 2001, primarily due to $943,000 in decreased revenue from the closure or sale of sixteen company stores in 2001 and year-to-date in 2002 and a 12% comparable store sales decline primarily attributable to a reduction in rolls processed.

Company store segment operating contribution improved by $126,000 in 2002 compared to 2001. Gross margin decreased approximately $885,000, primarily due to decreased revenue. Offsetting the margin reduction were decreased operating expenses of approximately $755,000, primarily attributable to the closure of company stores. An additional improvement of $155,000 in 2002 was from the elimination of depreciation/amortization expense on assets of the 24 remaining company stores that are being offered for franchise or sale, in addition to a reduction in allocated corporate overhead of $101,000.

Royalty and advertising revenue decreased $179,000, or 16%, in 2002 compared to 2001, due to approximately 11% less franchise stores during the second quarter 2002 as compared to the same period in the previous year, and a decline of approximately 8% in comparable store franchise sales. Segment operating profit contribution decreased by $86,000 in 2002 compared to 2001, primarily due to the reduced revenue which was partially offset by improved operating expenses.

Wholesale revenue decreased by $611,000, or 16%, in 2002 compared to 2001. Approximately 50% of the decrease resulted from the 8% decline in comparable franchised store sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company and lower selling prices. Wholesale segment operating contribution improved by $154,000 due to lower operating expenses and allocated corporate overhead. A gross margin reduction of approximately $13,000 was due to the reduced revenue and was partially offset by a gross margin rate improvement.

In 2002, selling, general and administrative expense decreased $249,000, or 20%, from the same period in the prior year, primarily due to reductions in corporate expenses.

Advertising expense decreased by $52,000 in 2002 as compared to 2001, primarily due to decreased store revenues and lower franchise development advertising. Company store advertising as a percentage of sales remained at a comparable level with the second quarter of 2001.

Depreciation and amortization expense decreased from $350,000 in 2001 to $58,000 in 2002, primarily due to the December 31, 2001 asset write-down of substantially all company stores to net realizable value and the related write-off of all goodwill (see Note C).

Interest expense decreased $57,000, or 52%, in 2002 compared to 2001, primarily due to reduced average bank borrowings of approximately 40% and reduced interest rates on variable-rate debt. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased $16,000 in 2002 due to lower notes receivable and cash balances.

Results of Operations - First Six Months of 2002 vs. First Six Months of 2001

The Company reported a net loss of $855,600, or loss per common share, basic and diluted, of $.16 for the first six months ended June 30, 2002, compared to net loss of $512,053, or a loss per common share, basic and diluted, of $.12 for the comparable prior year period. Per share calculations are made after provision for preferred dividend requirements. The dividend requirement is an imputed amount, and no cash payments are required. Because the Company's common share price is approximately $0.05, certain securities could become dilutive and have a significant impact on diluted earnings per share in subsequent periods.

Development segment revenue increased by $32,000 in 2002 compared to 2001. During the first six months of 2002, one new franchise was opened and four existing franchises were transferred, as compared to six transfers and renewals in the prior period. Development segment operating contribution improved by $107,000 as compared to the same period in 2001, primarily attributable to decreased controllable costs and advertising costs and increased margins.

Company store revenue decreased $2,043,000, or 33%, in 2002 compared to 2001, primarily due to $1,612,000 in decreased revenue from the closure or sale of sixteen company stores in 2001 and year-to date in 2002 and a 10% comparable store sales decline primarily attributable to a reduction in rolls processed.

Company store segment operating contribution improved by $386,000 in 2002 compared to 2001. Gross margin decreased approximately $1,370,000, primarily due to decreased revenue. Offsetting the margin reduction were decreased operating expenses of approximately $1,301,000, primarily attributable to the closure of company stores. An additional improvement of $321,000 in 2002 was from the elimination of depreciation/amortization expense on assets of the 24 remaining company stores that are being offered for franchise or sale, in addition to a reduction in allocated corporate overhead of $134,000.

Royalty and advertising revenue decreased $356,000, or 17%, in 2002 compared to 2001, due to approximately 11% fewer franchise stores during the first six months of 2002 as compared to the same period in the previous year, and a decline of approximately 7% in comparable store franchise sales. Segment operating profit contribution decreased by $182,000 in 2002 compared to 2001, primarily due to the reduced revenue which was partially offset by improved operating expenses.

Wholesale revenue decreased by $1,172,000, or 18%, in 2002 compared to 2001. Approximately 50% of the decrease resulted from the 7% decline in comparable franchised store sales for the period. The balance of the decline is primarily attributable to fewer franchisees purchasing their supply requirements through the Company and lower selling prices. Wholesale segment operating contribution improved by $180,000 due to lower operating expenses and allocated corporate overhead. A gross margin reduction of approximately $45,000 was due to the reduced revenue, and was partially offset by a gross margin rate improvement.

In 2002, selling, general and administrative expense decreased $454,000, or 19%, from the same period in the prior year, primarily due to reductions in corporate expenses.

Advertising expense decreased by $123,000 in 2002 as compared to 2001, primarily due to decreased store revenues and lower franchise development advertising. Company store advertising as a percentage of sales remained at a comparable level with the first six months of 2001.

Depreciation and amortization expense decreased from $705,000 in 2001 to $112,000 in 2002, primarily due to the December 31, 2001 asset write-down of substantially all company stores to net realizable value and the related write-off of all goodwill (see Note C).

Interest expense decreased $117,000, or 53%, in 2002 compared to 2001, primarily due to reduced average bank borrowings of approximately 41% and reduced interest rates on variable-rate debt. Interest income, which is primarily interest income from notes receivable and temporary investments of cash, decreased $48,000 in 2002 due to lower notes receivable and cash balances.

Liquidity and Capital Resources

Net cash utilized in operating activities increased by approximately $0.8 million in 2002 compared to 2001, due to the receipt of an income tax refund in 2001, payments made in 2002 related to severance and other restructuring-related costs that total approximately $241,000, reduced operating profit of approximately $246,000 before depreciation, amortization and material non-cash provisions, and payments of $107,000 made in 2002 under deferred compensation agreements.

In 2002, net cash provided by investing activities was $224,000, as compared to net cash utilized in investing activities of $91,000 in 2001. Decreases in capital expenditures, arising from the Company's decision in November 2001 to franchise, sell or close most of its company stores, an increase in proceeds from the sale of stores during the first half of 2002, and increased collections on notes receivables were primarily responsible for the difference.

Net cash utilized in financing activities was $374,000 in 2002 as compared to $524,000 in 2001. During 2002, payments of $303,000 were made to the Company's primary bank for scheduled principal payments and a payoff of a capitalized lease obligation, with the balance of payments made to various other lenders. During 2001, payments of approximately $430,000 were made to Fuji on a note and a revolving credit arrangement, with the balance of payments made to various other lenders. In 2000, the Company prepaid to its primary bank any principal payments that were due during the first half of 2001.

The working capital deficit as of June 30, 2002 increased over December 31, 2001 by approximately $335,000. Reductions in accounts payable and accrued payroll and benefits were more than offset by reductions in receivables, cash and inventory, and can be primarily attributable to seasonality in the photoprocessing and retail industry.

The Company has a $1.9 million note with Fuji, as well as accounts payable of approximately $2.7 million, subject to other claims. In May 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under an agreement with the bank, although the Company remains current with its bank payment obligations. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments. The bank agreement prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, on its accounts payable and on the terms of the Amended Series G Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful.

The current portion of long-term obligations included approximately $1.9 million for June 30, 2002 and $2.9 million for June 30, 2001, due to the classification of all primary bank long-term debt and capitalized lease obligations as current because of the Company's non-compliance with certain financial covenants with its primary bank.

The Company's material capital commitments consist primarily of long-term debt and lease obligations. Funds for repaying these commitments need to be generated primarily from operations, working capital and other sources in future years. If the Company could not generate sufficient funds to repay these commitments as they become due, the Company would need to raise additional capital. There is no assurance the Company could do so, and even if the Company were successful, existing shareholders could suffer significant dilution.

The Company has $10,000,000 of Amended Series G Stock outstanding that Fuji may require the Company to redeem at any time subsequent to March 17, 2002, due to the occurrence of a redemption event ("Redemption Event"). If Fuji requests redemption, the Company may redeem by offering the requisite cash or common stock at its option. If redemption were to occur in shares of common stock, depending upon the market price of the common stock and the number of shares of common stock outstanding at the time of redemption, Fuji could acquire control of the Company. Based on current market prices of the common stock, full redemption of the Amended Series G Stock in shares of common stock would result in Fuji having the right to receive shares representing approximately 95% of the Company's outstanding common stock following such redemption. If the Company fails to give notice of redemption of all of the Amended Series G Stock upon request by Fuji, Fuji would have the right, until all the shares of the Amended Series G Stock are redeemed or the Redemption Event is cured, to elect the majority of the Board of Directors. The Company is uncertain at this time how and when the Amended Series G Stock will be retired. The Company continues to explore various possibilities to negotiate a satisfactory resolution of the Fuji relationship.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

(a) On May 3, 2001, the Company's primary bank declared the Company to be in default of certain financial covenants under a Loan and Security Agreement between the Company and the bank. This default continues. The Company is current on all of its obligations to the bank; loans and leases from the bank total approximately $4.7 million. The bank therefore has the right to accelerate repayments of the bank debt and lease obligations; however, the bank has not given notice of any intent to accelerate these payments.

The Company has a $1.9 million note payable to Fuji Photo Film U.S.A., Inc. ("Fuji"), as well as accounts payable of approximately $2.7 million, subject to other claims. While there is a default under the Company's agreement with its primary bank, an agreement between the bank agreement and Fuji prohibits principal payments on the note payable to Fuji until covenant compliance is achieved. The Company has been in negotiations with Fuji to change the Company's payment schedule on the $1.9 million note, on its accounts payable to Fuji and on the terms of the Amended Series G Stock, all of which is held by Fuji. The Company has been unable to obtain agreement at this point. On March 21, 2002 the Company advised Fuji that it was substantially reducing its payments on its past due trade payables while negotiations are pending. There can be no assurance negotiations will be successful.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On June 28, 2002, the Company held its annual meeting of shareholders.

(c) At the meeting the shareholders voted on the election of directors. The voting tabulation for each director is set next to his or her name.

Votes For Votes Withheld

Michael Adler 7,148,481 254,275

Jane Aggers 7,218,281 184,475

Leslie Charm 7,184,881 217,875

Dexter Dawes 7,183,881 218,875

Lawrence Destro 7,056,771 345,985

Harry Loyle 7,211,081 191,675

David Mason 7,175,681 227,075

James Robeson 7,191,481 211,275

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: See Exhibit Index immediately preceding exhibits.

(b) Reports on Form 8-K. During the quarter ended June 30, 2002, the Company filed a report on Form 8-K dated June 11, 2002, to report the dismissal of Arthur Andersen LLP as the Company's independent public accountant and the engagement of Deloitte & Touche LLP ("Deloitte") as the Company's independent auditor for the year ending December 31, 2002, subject to Deloitte's customary client acceptance procedures. At the same time, the Company filed a similar report on Form 8-K on behalf of the Moto Photo, Inc. Salary Savings Plan.

In addition, on July 15, 2002, the Company filed a report on Form 8-K, dated July 10, 2002, to report that Deloitte had informed the Company that Deloitte was not accepting the engagement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTO PHOTO, INC.

By /s/ Alfred E. Lefeld

Alfred E. Lefeld,

Vice President, Treasurer, and Chief

Financial Officer

Date: August 27, 2002

EXHIBITS TO

FORM 10-Q

for the quarter ended

June 30, 2002

Copies of the following documents are filed as exhibits to this report:

No. Description

10.1* Line of Credit Promissory Note dated as of April 1, 2002 by Lawrence P. Destro
    Chief Executive Officer Certification

99.2 Chief Financial Officer Certification

__________________________

*Indicates management contract or compensatory plan.